Form 10-Q
period 2021-06-30
Plum Acquisition Corp. I
filed 2021-08-16
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 13, 2021,
 31,921,634 Class A ordinary shares, par value $0.0001, and 7,980,409 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I
Quarterly Report
on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 11, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PLUM ACQUISITION CORP. I
CONDENSED BALANCE SHEET
JUNE 30, 2021
(Unaudited)

Assets:
Cash on hand	$704,019
Prepaid expenses	245,250

Total current assets	949,269

Cash held in Trust Account	319,221,644
Other non-current assets	534,043

Total assets	$320,704,956

Liabilities and Shareholders’ Equity
Due to related party	$47,114
Accrued offering costs and expenses	103,027

Total current liabilities	150,141

Warrant liability	14,663,032
Deferred underwriting commissions liability	11,172,572

Total liabilities	25,985,745

Commitments
Class A Ordinary shares subject to possible redemption, 28,971,921 shares at $10.00 redemption value	289,719,210

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,949,713 issued and outstanding, excluding 28,971,921 shares subject to possible redemption	296
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding	799
Additional paid-in capital	2,577,513
Retained earnings	2,421,393

Total shareholders’ equity	5,000,001

Total Liabilities and Shareholders’ Equity	$320,704,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) TO JUNE 30, 2021
(Unaudited)

	For the three months ended June 30, 2021	For the period from January 11, 2021 (inception) to June 30, 2021
Formation and operating expenses	$882,896	$912,461

Loss from operations	(882,896)	(912,461)
Other income ( expense)
Change in fair value of warrants	2,907,325	3,867,325
Transaction costs	(10,395)	(538,777)
Interest income – operating account	—	2
Interest income – trust account	4,803	5,304

Total other income	2,901,733	3,333,854

Net Income	$2,078,837	$2,421,393

Redeemable Class A Ordinary share, Basic and Diluted	26,997,657	16,644,345

Basic and Diluted net income per share, Redeemable Class A Ordinary share	$—	$—

Basic and diluted weighted average shares outstanding, Ordinary share	12,461,342	10,245,713

Basic and diluted net income per share, Ordinary share	$0.17	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 11, 2021 (INCEPTION) TO JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In Capital	Retained Earnings	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 11, 2021 (Inception)	—	$—	—	$		$—	$—	$—
Class B ordinary shares issued to sponsor	—	—	8,625,000		863	24,137	—	25,000
Sale of 30,000,000 Units net of Warrant fair value	30,000,000	3,000	—		—	291,357,000	—	291,360,000
Offering costs	—	—	—		—	(16,750,988)	—	(16,750,988)
Class A ordinary shares subject to possible redemption	(26,997,657)	(2,699)	—		—	(269,973,868)	—	(269,976,567)
Net income	—	—	—		—	—	342,556	342,556

Balance as of March 31, 2021	3,002,343	$301	8,625,000		$863	$4,656,281	$342,556	$5,000,001

Sale of 1,921,634 units through public offering , net of warrants, fair value	1,921,634	192	—		—	18,681,934	—	18,682,126
Forfeit of Founder Shares	—	—	(644,591)		(64)	64	—	—
Excess cash received over FV of private placement warrants						28,184		28,184
Offering costs	—	—	—		—	(1,046,504)	—	(1,046,504)
Net income	—	—	—		—	—	2,078,837	2,078,837
Class A ordinary shares subject to possible redemption	(1,974,264)	(197)	—		—	(19,742,446)	—	(19,742,643)

Balance as of June 30, 2021	2,949,713	$296	7,980,409		$799	$2,577,513	$2,421,393	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 11, 2021 (INCEPTION) TO JUNE 30, 2021
(Unaudited)

For the Period January 11, 2021 (inception) to June 30, 2021
Cash Flows from Operating Activities:
Net Income	$2,421,393
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(5,304)
Change in fair value of warrant liabilities	(3,867,325)
Transaction costs	538,777
Changes in operating assets and liabilities
Prepaid expense	(779,293)
Due to related party	47,114
Accounts payable and accrued expenses	103,027

Net cash used in operating activities	(1,541,611)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(319,216,340)

Net cash used in investing activities	(319,216,340)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of offering costs	312,832,013
Proceeds from issuance of Private Placement Warrants	9,384,327
Payment of offering costs	(779,370)

Net cash provided by financing activities	321,461,970

Net Change in Cash	704,019
Cash, beginning of the period	—

Cash, end of period	$704,019

Supplemental Disclosure of Non-cash Financing Activities :
Deferred underwriting commissions payable charged to additional paid in capital	$11,172,572

Class A ordinary shares subject to possible redemption	$269,976,567

Initial classification of warrant liabilities	$18,530,357

Forfeit of Founder Shares	$64

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liability as other income (expense).
The Company’s Sponsor is Plum Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on March 15, 2021 (the “Effective Date”). On March 18, 2021, the Company consummated the initial public offering (the “Public Offering” or “IPO”) of 30,000,000 units (the “Units), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note

.
Simultaneously with the closing of the IPO, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note
4
. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, generating gross proceeds of $9,000,000, which is described in Note

.
The Company granted the underwriters a
45-day
option from March 18, 2021 to purchase up to an additional 4,500,000 Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.
The underwriters partially exercised the over-allotment option on April 14, 2021, and purchased 1,921,634 Units at $10.00 per Unit. Simultaneously with the issuance and sale of the Units on April 14, 2021, the Company consummated the private placement with the Sponsor for an aggregate of 256,218 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $384,327. On April 14, 2021, $19,216,340, net of the underwriter discount, was deposited in the Company’s Trust account.
Simultaneously with the issuance and sale of the Units on April 14, 2021, the Company consummated the private placement with the Sponsor for an aggregate of 256,218 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $384,327.
A total of $19,216,340 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.
Transaction costs of the IPO and the exercise of the over-allotment option amounted to $18,336,269 consisting of $6,384,327 of underwriting discount, $11,172,572 of deferred underwriting discount, and $779,370 of other offering costs. Of the transaction costs, $538,777 is included in transaction costs on the statement of operations and $17,797,492 is included in equity.
Following the closing of the Public Offering on March 18, 2021 and the partial exercise of the underwriters’ over-allotment option, $319,216,340 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States at Goldman Sachs, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of our initial Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of the initial

Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed.
The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).

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
Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting c
o
mmissions the Company will pay to the underwriters.
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
The Company will have only 24
months from March 18, 2021, the closing of the IPO, to complete an initial Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will
 (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
 Note
5
) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note
5
). To date, there were
 no amounts outstanding under any Working Capital Loans.

After the IPO, as of June 30, 2021, the Company had approximately $0.7 million in its operating bank account, and working capital of approximately $0.8 million.
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
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note
2
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
The accompanying unaudited condensed financial statements should be read in conjunction with the
Company’s 8-K as
filed with the SEC on March 24, 2021, which contains the audited financial statements and notes thereto. The interim results for the period ending June 30, 2021 are not necessarily indicative of the results to be expected for the period ending M
a
rch 24, 2021 or for any future interim periods.
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
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Investments Held in Trust Account
At June 30, 2021, funds held in the Trust Account include $319,221,644 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, (excluding the Warrants) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Di
s
closures,” approximates the carrying amounts represented in the balance sheet.
Warrant Liability
The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital
at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain
or loss on the statements of operation
s.

The Company accounts for the Public and Private warrants in accordance with guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability (See Note 6).
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments. See Note 6 for additional information on warrant liabilities measured at fair value.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

	For the Three months ended June 30, 2021	For the Period January 11, 2021 (Inception) to June 30, 2021
Ordinary share subject to possible redemption
Numerator: Net income allocable to Class A Ordinary share subject to possible redemption
Accretion of interest income on marketable securities held in trust	$4,803	$5,304
Less: interest available to be withdrawn for payment of taxes	(4,803)	(5,304)

Net income allocable to Class A Ordinary share subject t o possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A Ordinary share
Redeemable Class A Ordinary share, Basic and Diluted	26,997,657	16,644,345
Basic and Diluted net income per share, Redeemable Class A Ordinary share	$0.00	$0.00
Non-Redeemable Ordinary share
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$2,078,837	$2,421,393
Redeemable Net Earnings	—	—

Non-Redeemable Net Income	$2,078,837	$2,421,393
Denominator: Weighted Average Non-Redeemable Ordinary share	—	—
Basic and diluted weighted average shares outstanding, Ordinary share	12,461,342	10,245,713
Basic and diluted net income per share, Ordinary share	$0.17	$0.24
Recent Accounting Standards
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.
Note
3
 — Initial Public Offering
On March 18, 2021, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, and one-fifth of
one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
7
).
On April 14, 2021, the Company sold an additional 1,921,634 Units at a purchase price of $10.00 per Unit, each consisting of one Class A ordinary share and one-fifth
of one redeemable warrant.
Note
4
 — Private Placements
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000, in a private placement. Simultaneously with the issuance and sale of the Units on April 14, 2021, the Company consummated the private placement with the Sponsor for an aggregate of 256,218 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $384,327. A portion of the proceeds from the private placements were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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
Note
5
 — Related Party Transactions
Founder Shares
On January 13, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Up to 1,125,000
Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. On April 14, 2021 the underwriter’s partially exercised their over-allotment option buying 1,921,634 Units thus reducing the total number of share subject to forfeiture to 644,591. On May 2, 2021 the underwriters’ over-allotment option expired and 644,591 Founder Shares were forfeited to the Company.
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
Promissory Note — Related Party
On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and
payable on the earlier of November 30, 2021 or the completion of the IPO. As of June 30, 2021, the Company has no borrowings under the Note.

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
Note 6 — Warrants
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
Note
7
 — Recurring Fair Value Measurements
Investments Held in Trust Account
As of June 30, 2021, the investments in the Company’s Trust Account consisted of $319.2 million in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.
Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements
The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. At June 30, 2021 the Company reclassified the Public Warrants and Private Warrants from Level 3 to Level 1 and Level 2 respectively classification.
The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$319,221,644	$319,221,644	$—	$—
Liabilities
Public warrant liability	7,257,213	7,257,213	—	—
Private warrant liability	7,405,819	—	7,405,819	—

	$14,663,032	$7,257,213	$7,405,819	$—

Measurement
The following table provides a reconciliation of changes in the Level 3 fair value classification:

Fair value at January 11, 2021	$—
Issuance d ue t o IPO at March 18, 2021	17,640,000
Issuance of overallotment warrant placements (public and private)	890,357
Reclassification of Private Warrants to Level 2 (1)	(7,405,819)
Reclassification of Public Warrants to Level 1 (1)	(7,257,213)
Change in fair value	(3,867,325)

Fair Value at June 30, 2021	$—

(1)	Assumes the warrants were reclassified on June 30, 2021
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
5
, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the
underwriters a 45-day option from
March 18, 2021 to purchase up to an additional 4,500,000 Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters partially exercised the over-allotment option and, on April 14, 2021, the underwriters purchased 1,921,634 units.

On March 18, 2021, the Company paid the underwriters’ fee of $6,000,000 upon the closing of the IPO. Upon partial exercise of the over-allotment option, the Company paid $384,327 to the underwriters.
In addition, $11,172,572 will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note
9
 — Stockholder’s Equity
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At June 30, 2021, there were 2,949,713 shares of Class A Ordinary Shares outstanding, excluding 28,971,921 shares of Class A Ordinary Shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriters’ over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of June 30, 2021, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.
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

Note 1
0
 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Plum Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Plum Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

Results of Operations
For the three months ended June 30, 2021 and for period from January 11, 2021 (inception) to June 30, 2021, we incurred a loss from operations of $822,896 and $912,461, respectively. In addition to the loss from operations, we recognized other income of $2,901,733 and $3,333,854, respectively consisting of an unrealized gain on our warrant liability of $2,907,325 and $3,867,325, respectively and interest income of $4,803, and $5,304, respectively partially offset by transaction costs related to our IPO of $10,395 and $538,777, respectively. Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The unrealized gain on the warrant liability resulted from the change in fair value of our warrant liability and had no impact on cash. As of June 30, 2021, $319,221,644 was held in the Trust Account. We had cash outside of trust of $704,019 in June 30, 2021 and $103,027 accounts payable and accrued expenses as of June 30, 2021.
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
Liquidity and Capital Resources
As of June 30, 2021, we had cash outside our Trust Account of $704,019, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
In March and April 2021, we sold of 31,921,634 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $319,216,340.
Additionally, we sold of 6,256,218 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,384,327.
Following the sale of our Units and the sale of the Private Warrants, a total of $319,216,340 ($10.00 per Unit) was placed in the Trust Account. We incurred $18,336,269 in Initial Public Offering related costs, including $6,384,327 of underwriting fees, $11,172,572 of deferred underwriting discount and $779,370 of other costs with $538,777 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $17,797,492 included in stockholders’ equity.
As of June 30, 2021, we had marketable securities held in the Trust Account of $319,221,644 (including approximately $5,304 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For six months ended June 30, 2021, cash used in operating activities was $1,541,611. Net income of $2,421,393 was primarily offset by an unrealized gain on the change in the fair value of our warrant liability of $3,867,325 and payments generating prepaid assets of $779,293. Partially offsetting the net income was $538,777 from IPO related transaction costs. Other operational activities including amounts due to related party generated $150,141.
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
Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of June 30, 2021, no Working Capital Loans have been issued.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements.
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
Warrant Liabilities
We account for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations. We account for the Public and Private warrants in accordance with guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our principal executive officer and principal financial concluded that there was a material weakness in internal control over financial reporting as of June 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements in this Quarterly Report on Form
10-Q
were prepared in accordance with U.S. generally accepted accounting principles.
Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we are expanding and improving our review process for complex securities and related accounting standards.
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
As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this
Form 10-Q are
derivative liabilities related to embedded features contained within our Warrants. Accounting Standards
Codification 815-40, “Derivatives
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
Use of Proceeds
On March 18, 2021, we consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriter was granted a 45-day option from the
date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16 th
day of August 2021.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Financial Officer