Form 10-Q
period 2021-09-30
Plum Acquisition Corp. I
filed 2021-11-22
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
the Exchange Act).    Yes  ☒    No  ☐
As of November
22
, 2021, 31,921,634 Class A ordinary shares, par value $0.0001, and 7,980,409 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I
Quarterly
Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 11, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PLUM ACQUISITION CORP. I
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(Unaudited)

Assets:
Cash and cash equivalents	$368,210
Prepaid expenses	545,975

Total current assets	914,185
Investments held in Trust Account	319,226,549
Other non-current assets	114,333

Total assets	$320,255,067

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Due to related party	$77,114
Accrued offering costs and expenses	100,140

Total current liabilities	177,254
Warrant liability	11,342,282
Deferred underwriting commissions liability	11,172,572

Total liabilities	22,692,108

Commitments
Class A Ordinary shares subject to possible redemption, 31,921,634 shares at $10.00 redemption value	319,216,340

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized ; no shares issued and outstanding (excluding 31,921,634 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding	799
Additional paid-in capital	—
Accumulated deficit	(21,654,180)

Total shareholders’ deficit	(21,653,381)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$320,255,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
(Unaudited)

	For the three months ended September 30, 2021	For the period from January 11, 2021 (inception) to September 30,2021
Formation and operating expenses	$481,907	$1,394,368

Loss from operations	(481,907)	(1,394,368)

Other income (expense)
Change in fair value of warrants	3,320,750	7,188,075
Transaction costs allocated to warrant liability	—	(538,777)
Interest income – operating account	—	2
Interest income – trust account	4,905	10,209

Total other income	3,325,655	6,659,509

Net Income	$2,843,748	$5,265,141

Weighted average shares outstanding, Class A ordinary shares	31,921,634	23,713,604

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.17

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,777,651

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 11, 2021 (Inception)	—	$—	—	$		$—	$—	$—
Class B ordinary shares issued to sponsor	—	—	8,625,000		863	24,137	—	25,000
Sale of 30,000,000 Units net of Warrant fair value	30,000,000	3,000	—		—	291,357,000	—	291,360,000
Offering costs	—	—	—		—	(16,750,988)	—	(16,750,988)
Net income	—	—	—		—	—	342,556	342,556
Change in Class A ordinary shares subject to redemption, as restated	(30,000,000)	(3,000)	—		—	(274,630,149)	(25,366,851)	(300,000,000)

Balance as of March 31, 2021, as restated	—	$—	8,625,000		$ 863	$—	$(25,024,295)	$(25,023,432)

Sale of 1,921,634 units through public offering, net of warrants, fair value	1,921,634	192	—		—	18,681,934	—	18,682,126
Offering costs	—	—	—		—	(1,046,504)	—	(1,046,504)
Forfeit of Founder Shares	—	—	(644,591)		(64)	64	—	—
Excess cash received over FV of private placement warrants						28,184		28,184
Net income	—	—	—		—	—	2,078,837	2,078,837
Change in Class A ordinary shares subject to redemption, as restated	(1,921,634)	(192)	—		—	(17,663,678)	(1,552,470)	(19,216,340)

Balance as of June 30, 2021, as restated	—	$—	7,980,409		$799	$—	$(24,497,928)	$(24,497,129)
Net income	—	—	—		—	—	2,843,748	2,843,748

Balance as of September 30, 2021	—	$—	7,980,409		$799	$—	$(21,654,180)	$(21,653,381)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD
FROM
JANUARY 11, 2021 (INCEPTION)
T
O SEPTEMBER 30, 2021
(Unaudited)

For the Period From January 11, 2021 (Inception) to September 30, 2021
Cash Flows from Operating Activities:
Net Income	$5,265,141
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(10,209)
Change in fair value of warrant liabilities	(7,188,075)
Transaction costs	538,777
Changes in operating assets and liabilities
Prepaid expense	(660,308)
Due to related party	77,114
Accounts payable and accrued expenses	100,140

Net cash used in operating activities	(1,877,420)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(319,216,340)

Net cash used in investing activities	(319,216,340)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of offering costs	312,832,013
Proceeds from issuance of Private Placement Warrants	9,384,327
Payment of offering costs	(779,370)

Net cash provided by financing activities	321,461,970

Net Change in Cash	368,210
Cash, beginning of the period	—

Cash, end of period	$368,210

Supplemental Disclosure of Non-cash Financing Activities :
Deferred underwriting commissions payable charged to additional paid in capital	$11,172,572

Class A ordinary shares subject to possible redemption	$319,216,340

Initial classification of warrant liabilities	$18,530,357

Forfeit of Founder Shares	$64

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liability as other income (expense).
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

Following the closing of the Public Offering on March 18, 2021 and the partial exercise of the underwriters’ over-allotment option, $
319,216,340
 (approximately $
10.00
per Unit) from the net proceeds of the sale of the Units in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States at Goldman Sachs, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in money market funds meeting certain conditions under Rule 2a-7 under
the Investment Company Act which invests only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of our initial Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem
100
% of the public shares if the Company does not complete its initial Business Combination within
24
 months from the closing of the IPO (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).
The Company will provide shareholders (the “Public Shareholders”) of its Class A ordinary shares, par value $
0.0001
, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business
Combination at a per-share price, payable in
cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two
 business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, if any, divided by the number of then-outstanding Public Shares, subject to certain limitations. The amount in the Trust Account is initially anticipated to be $
10.00
 per
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
The Company will have only
24
 months from March 18, 2021, the closing of the IPO, to complete an initial Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
 business days thereafter, redeem the public shares,
at a per-share price, payable in
cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $
100,000
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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the its public shares if the Company does not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame) and (iv) vote their Founder Shares and public shares in favor of our initial Business.
Liquidity and Capital Resources
The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000
 (see Note 6) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.
After the IPO, as of September 30, 2021, the Company had approximately $0.4 million in its operating bank account, and working capital of approximately $0.7 million.
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
Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic and
has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 —
Restatement
of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate
its previously reported financial statements. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary shares while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a restatement
adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated
its earnings per share calculation to allocate net income (loss) pro rata to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Reported	Restatement	As Restated
Balance Sheet as of March 18, 2021 (as restated in FN2 per form 10-Q filed on June 4, 2021)
Ordinary Share subject to possible redemption	$269,092,260	$30,907,740	$300,000,000
Ordinary shares Class A, $0.0001 par value	309	(309)	—
Additional Paid in Capital	5,540,580	(5,540,580)	—
Accumulated Deficit	(541,746)	(25,366,851)	(25,908,597)

Total Shareholders’ Equity (Deficit)	$5,000,006	$(30,907,740)	$(25,907,734)

	As Reported	Restatement	As Restated
Unaudited Condensed Balance Sheet as of March 31, 2021
Ordinary shares subject to possible redemption	$269,976,567	$30,023,433	$300,000,000

Ordinary shares Class A, $0.0001 par value	$301	$(301)	$—
Additional Paid in Capital	4,656,281	(4,656,281)	—
Accumulated deficit	342,556	(25,366,851)	(25,024,295)

Total shareholders’ equity/(deficit)	$5,000,001	$(30,023,433)	$(25,023,432)

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the period from January 11, 2021 (inception) through March 31, 2021
Basic and diluted weighted average shares, redeemable shares	4,718,379	218,330	4,936,709
Basic and diluted net income per share, redeemable shares	$—	$0.03	$0.03
Basic and diluted weighted average shares, non-redeemable shares	7,718,330	(218,330)	7,500,000
Basic and diluted net income per share, non-redeemable shares	$0.04	$(0.01)	$0.03

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Shareholders’ Deficit for the period from January 11, 2021 (inception) through March 31, 2021
Change in value of Class A ordinary shares subject to possible redemption	$(269,976,567)	$(30,023,433)	$(300,000,000)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Cash Flows for the period from January 11, 2021 (inception) through March 31, 2021
Initial value of Class A ordinary shares subject to possible redemption	$269,976,567	$30,023,433	$300,000,000

	As Reported	Restatement	As Restated
Unaudited Condensed Balance Sheet as of June 30, 2021
Ordinary shares subject to possible redemption	$289,719,210	$29,497,130	$319,216,340
Ordinary shares Class A, $0.0001 par value	296	(296)	—
Additional Paid in Capital	2,577,513	(2,577,513)	—
Accumulated deficit	2,421,393	(26,919,321)	(24,497,928)

Total shareholders’ equity/(deficit)	$5,000,001	$(29,497,130)	$(24,497,129)

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares, redeemable shares	26,997,657	4,649,458	31,647,115
Basic and diluted net income per share, redeemable shares	$—	$0.05	$0.05
Basic and diluted weighted average shares, non-redeemable shares	12,461,342	(4,644,589)	7,816,753
Basic and diluted net income per share, non-redeemable shares	$0.17	$(0.12)	$0.05

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the period from January 11, 2021 (inception) through June 30, 2021
Basic and diluted weighted average shares, redeemable shares	16,644,345	1,708,596	18,352,941
Basic and diluted net income per share, redeemable shares	$—	$0.09	$0.09
Basic and diluted weighted average shares, non-redeemable shares	10,245,713	(2,745,713)	7,500,000
Basic and diluted net income per share, non-redeemable shares	$0.24	$(0.15)	$0.09

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Shareholders’ Deficit for the three months ended June 30, 2021
Change in value of Class A ordinary shares subject to possible redemption	$(19,742,643)	$526,303	$(19,216,340)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Cash Flows for the period from January 11, 2021 (inception) through June 30 , 2021
Initial value of Class A ordinary shares subject to possible redemption	$269,976,567	$49,239,773	$319,216,340
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s 8-K as filed
with the SEC on March 24, 2021, which contains the audited financial statements and notes thereto. The interim results for the period ending September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Investments Held in Trust Account
At September 30, 2021, funds held in the Trust Account include $319,226,549 of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).
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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Offering Costs
The Company complies with the requirements of
the ASC 340-10-S99-1 and SEC
Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO.
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
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability (See Note 7).

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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments. See Note
8
for additional information on warrant liabilities measured at fair value.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,000,000 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended September 30, 2021		For the Period from January 11, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Allocation of net income	$2,274,998	$568,750	$3,964,766	$1,300,375
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	23,713,604	7,777,651
Basic and diluted net income per share	$0.07	$0.07	$0.17	$0.17

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
one redeemable warrant.
All of the 31,921,634 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.
The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in
capital and accumulated deficit.

Note 5 — Private Placements
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
Note 6 — Related Party Transactions
Founder Shares
On January 13, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. On April 14, 2021 the underwriters partially exercised their over-allotment option buying 1,921,634 Units thus reducing the total number of share subject to forfeiture to 644,591. On May 2, 2021 the underwriters’ over-allotment option expired and 644,591 Founder Shares were forfeited to the Company.
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
This loan is non-interest bearing and payable
on the earlier of November 30, 2021 or the completion of the IPO. As of September 30, 2021, the Company has no borrowings under the
Note. Borrowings under this note are no longer available.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, have committed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.
Administrative Support Agreement
The Company will pay the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $10,000 per month. Upon completion of the initial Business Combination or the its liquidation, the Company will cease paying these monthly fees.
Note 7 — Warrants
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

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within
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

Note 8 — Recurring Fair Value Measurements
Investments Held in Trust Account
As of September 30, 2021, the investments in the Company’s Trust Account consisted of $319.2 million in U.S. Money Market funds. The Company considers all investments with original maturities of more than three months but less than one year

to be short-term investments.
Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.
Recurring Fair Value Measurements
The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. At June 30, 2021, the Company reclassified the Public Warrants and Private Warrants from Level 3 to Level 1 and Level 2 respectively classification.
The following table presents fair value information as of September 30, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$319,226,549	$319,226,549	$—	$—

Liabilities
Public warrant liability	5,004,975	5,004,975	—	—
Private warrant liability	6,337,307	—	6,337,307	—

	$11,342,282	$5,004,975	$6,337,307	$—

Measurement
The following table provides a reconciliation of changes in the Level 3 fair value classification:

Fair value at January 11, 2021	$—
Issuance due to IPO at March 18, 2021	17,640,000
Issuance of overallotment warrant placements (public and private)	890,357
Reclassification of Private Warrants to Level 2 (1)	(7,405,819)
Reclassification of Public Warrants to Level 1 (1)	(7,257,213)
Change in fair value	(3,867,325)

Fair Value at September 30, 2021	$—

(1)	These warrants were reclas s ified on June 30, 2021

Note 9 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs
(i) in the case of the Founder Shares, as described in Note 6, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Note 10 — Shareholder’s Equity
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000

Class A Ordinary Shares at par value of $0.0001 per share. At September 30, 2021, there were no Class A Ordinary Shares outstanding, excluding 31,921,634 shares of Class A Ordinary Shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriters’ over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of September 30, 2021, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.
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
Results of Operations
For the three months ended September 30, 2021 and for period from January 11, 2021 (inception) to September 30, 2021, we had a loss from operations of $481,907 and $1,394,368, respectively. In addition to the loss from operations, we recognized other income of $3,325,655 and $6,659,509, respectively consisting of an unrealized gain on our warrant liability of $3,320,750 and $7,188,075, respectively and interest income of $4,905, and $10,211, respectively partially offset by transaction costs related to our IPO of $0 and $538,777, respectively. Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The unrealized gain on the warrant liability resulted from the change in fair value of our warrant liability and had no impact on cash. As of September 30, 2021, $319,226,549 was held in the Trust Account. We had cash outside of trust of $368,210 in September 30, 2021 and $100,140 accounts payable and accrued expenses as of September 30, 2021.
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
Liquidity and Capital Resources
As of September 30, 2021, we had cash outside our Trust Account of $368,210, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
In March and April 2021, we sold of 31,921,634 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $319,216,340.
Additionally, we sold of 6,256,218 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,384,327.
Following the sale of our Units and the sale of the Private Warrants, a total of $319,216,340 ($10.00 per Unit) was placed in the Trust Account. We incurred $18,336,269 in Initial Public Offering related costs, including $6,384,327 of underwriting fees, $11,172,572 of deferred underwriting discount and $779,370 of other costs with $538,777 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $17,797,492 included in shareholders’ equity.
As of September 30, 2021, we had marketable securities held in the Trust Account of $319,226,549 (including approximately $10,209 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.
For nine months ended September 30, 2021, cash used in operating activities was $1,877,420. Net income of $5,265,141 was primarily offset by an unrealized gain on the change in the fair value of our warrant liability of $7,188,075 and payments generating prepaid assets of $660,308. Partially offsetting the net income was $538,777 from IPO related transaction costs. Other operational activities including amounts due to related party generated $177,254.
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
Further, our sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of September 30, 2021, no Working Capital Loans have been issued.

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
Off-Balance Sheet
Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet
arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
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

Redeemable Shares of Class A Ordinary shares
All of the 31,921,634 shares of Class A ordinary shares included in the Units sold as part of the Public Offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
Recent accounting standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as
defined by Rule 12b-2 of the Exchange
Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on June 4, 2021 and August 16, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on March 24, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Form 10-Q are derivative
liabilities related to embedded features contained within our Warrants. Accounting
Standards Codification 815-40, “Derivatives and
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
Following issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of March 18, 2021, which we filed with the SEC on Form 8-K on March 24, 2021, to account for the warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.
Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Restated Balance Sheet and unaudited interim financial statements included in our current report on Form 8-K filed with the SEC on March 24, 2021 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 28, 2021 and August 16, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22 nd
day of November 2021.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Financial Officer