Form 10-Q
period 2022-03-31
Plum Acquisition Corp. I
filed 2022-05-16
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 16, 2022,
31,921,634 Class A ordinary shares, par value $0.0001, and 7,980,409 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I
Quarterly
Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PLUM ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$267,718	$107,224
Prepaid expenses	287,898	343,630

Total Current Assets	555,616	450,854
Prepaid expenses—non-current	—	48,795
Investments held in Trust Account	319,258,655	319,232,602

Total Assets	$319,814,271	$319,732,251

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Offering costs and accounts payable	$1,090,979	$1,055,936
Due to related party	145,000	115,000
Promissory note	500,000	—

Total Current Liabilities	1,735,979	1,170,936
Warrant liabilities	5,498,637	9,352,739
Deferred underwriting commissions liabilities	11,172,572	11,172,572

Total Liabilities	18,407,188	21,696,247

Commitments and contingencies (Note 8)
Class A Ordinary shares subject to possible redemption, 31,921,634 shares at $10.00 redemption value as of March 31, 2022 and December 31, 2021	319,216,340	319,216,340
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 31,921,634 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding as of March 31, 2022 and December 31, 2021	799	799
Additional paid-in capital	—	—
Accumulated deficit	(17,810,056)	(21,181,135)

Total shareholders’ deficit	(17,809,257)	(21,180,336)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$319,814,271	$319,732,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2022	For the period from January 11, 2021 (inception) to March 30, 2021
Formation and operating expenses	$509,076	$89,565

Loss from operations	(509,076)	(89,565)

Other income
Change in fair value of warrant liabilities	3,854,102	960,000
Transaction costs allocated to warrant liabilities	—	(528,382)
Interest income – operating account	—	2
Interest income – trust account	26,053	501

Total other income	3,880,155	432,121

Net Income	$3,371,079	$342,556

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,921,634	4,936,709

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.08	$0.03

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,500,000

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.08	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance as of January 1, 2022	—	$—	7,980,409	$799	$—	$(21,181,135)	$(21,180,336)
Net income	—	—	—	—	—	3,371,079	3,371,079

Balance as of March 31, 2022	—	$—	7,980,409	$799	$—	$(17,810,056)	$(17,809,257)

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 11, 2021 (Inception)	—	$—	—	$		$—	$—	$—
Class B ordinary shares issued to sponsor	—	—	8,625,000		863	24,137	—	25,000
Sale of 30,000,000 Units through public offering net of Warrant fair value	30,000,000	3,000	—		—	291,357,000	—	291,360,000
Offering costs	—	—	—		—	(16,750,988)	—	(16,750,988)
Net income	—	—	—		—	—	342,556	342,556
Subsequent measurement of Class A ordinary shares to redemption amount	(30,000,000)	(3,000)	—		—	(274,630,149)	(25,366,851)	(300,000,000)

Balance as of March 31, 2021	—	$—	8,625,000		$863	$—	$(25,024,295)	$(25,023,432)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2022	For the Period from January 11, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income	$3,371,079	$342,556
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest earned on investments held in Trust Account	(26,053)	(501)
Change in fair value of warrant liabilities	(3,854,102)	(960,000)
Transaction costs allocated to warrant liabilities	—	528,382
Changes in operating assets and liabilities:
Prepaid expense	104,527	(898,277)
Due to related party	30,000	25,000
Accounts payable and accrued expenses	35,043	993,415

Net cash (used in) provided by operating activities	(339,506)	30,575

Cash Flows from Investing Activities:
Investments held in Trust	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of offering costs	—	293,220,630
Proceeds from issuance of Private Placement Warrants	—	9,000,000
Proceeds from promissory note – related party	500,000	—

Net cash provided by financing activities	500,000	302,245,630

Net Change in Cash	160,494	2,276,205
Cash – Beginning of period	107,224	—

Cash – End of period	$267,718	$2,276,205

Non-Cash investing and financing activities:
Initial value of Class A ordinary shares subject to redemption	$—	$300,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).
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
Transaction costs of the IPO and the exercise of the over-allotment option amounted to $18,336,269 consisting of $6,384,327 of underwriting discount, $11,172,572 of deferred underwriting discount, and $779,370 of other offering costs. Of the transaction costs, $538,777 is included in transaction costs on the statements of operations and $17,797,492 is included in equity.

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
The Company will provide shareholders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the initial Business
Combination at a per-share price, payable in
cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, if any, divided by the number of then-outstanding Public Shares, subject to certain limitations. The amount in the Trust Account is initially anticipated to be $10.00 per
Public Share. The per-share amount the Company
will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.
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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of its public shares if the Company does not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame) and (iv) vote their Founder Shares and public shares in favor of our initial Business Combination.
Liquidity, Capital Resources, and Going Concern
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
As of March 31, 2022, the Company had $267,718 in its operating bank account and a working capital deficit of $1,180,363.
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on April 22, 2022, which contains the audited financial statements and notes thereto. The interim results for the period ending March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, funds held in the Trust Account include $319,258,655 and $319,232,602, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”
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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
As of March 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$319,216,340
Less:
Proceeds allocated to Public Warrants	(9,354,214)
Ordinary share issuance costs	(17,771,568)
Plus:
Remeasurement adjustment of carrying value to redemption value	27,125,782

Ordinary shares subject to possible redemption	$319,216,340

Offering Costs
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ deficit or the statements of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, (excluding the Warrants) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 7 for additional information on warrant liabilities measured at fair value.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended March 31, 2022		For the Period from January 11, 2021 (Inception) through March 31, 2021
	Class A ordinary share subject to possible redemption	Class B	Class A ordinary share subject to possible redemption	Class B
Numerator
Allocation of net income	$2,696,863	$674,216	$135,976	$206,580
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	4,936,709	7,500,000
Basic and diluted net income per share	$0.08	$0.08	$0.03	$0.03
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
The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99.If
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
This loan is non-interest bearing and payable
on the earlier of November 30, 2021 or the completion of the IPO. As of March 31, 2022 and December 31, 2021, the Company has no borrowings under the Note. Borrowings under this note are no longer available.
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
As of March 31, 2022, the $500,000 available under the Note was fully drawn down
.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, have committed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2022 and December 31, 2021, there are no outstanding balance on the Working Capital Loans.
Administrative Support Agreement
The Company will pay the Sponsor or an affiliate of the Sponsor
 $10,000 per month
for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three months ended March 31, 2022 and for the period from January 11, 2021 through March 31, 2021, the Company incurred $30,000 and $25,000 in fees for office space, secretarial and administrative services, respectively, of which such amounts are included in the due to related party in the accompanying balance sheets. For the three months ended March 31, 2022 and for the period from January 11, 2021 through March 31, 2021, the Company incurred $213,602 and $0 in fees for reimbursement of costs of salaries, respectively.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-tradingday
period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Note 7 — Recurring Fair Value Measurements
Investments Held in Trust Account
As of March 31, 2022 and December 31, 2021, the investments in the Company’s Trust Account consisted of $319.3 million and $319.2 million in U.S. Money Market funds, respectively, The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.
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
The following table presents fair value information as of March 31, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$319,258,655	$319,258,655	$—	$—

Liabilities
Public warrant liability	2,777,182	2,777,182	—	—
Private warrant liability	2,721,455	—	2,721,455	—

Total	$5,498,637	$2,777,182	$2,721,455	$—

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$319,232,602	$319,232,602	$—	$—

Liabilities
Public warrant liability	4,723,763	4,723,763	—	—
Private warrant liability	4,628,976	—	4,628,976	—

Total	$9,352,739	$4,723,763	$4,628,976	$—

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
Underwriting Agreement
The Company granted
the underwriters a 45-day option from March 18,2021
to purchase up to an additional 4,500,000 Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters partially exercised the over-allotment option and, on April 14, 2021, the underwriters purchased 1,921,634 units.
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
Note 9 — Shareholder’s Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no
Class A Ordinary Shares outstanding, excluding 31,921,634 shares of Class A Ordinary Shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriters’ over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of March 31, 2022 and December 31, 2021, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.
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
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
For the three months ended March 31, 2022, we had a loss from operations of $509,076. In addition to the loss from operations, we recognized other income of $3,880,155 consisting of an unrealized gain on our warrant liabilities of $3,854,102, and interest earned on cash held in the Trust Account of $26,053.
For the period from January 11, 2021 (inception) through March 31, 2021, we had a loss from operations of $89,565. In addition to the loss from operations, we recognized other income of $432,121 consisting of an unrealized gain on our warrant liabilities of $960,000, interest earned on cash held in the Trust Account of $501 and interest earned from operating account of $2, partially offset by transaction costs of $528,382.
Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The unrealized gain on the warrant liabilities resulted from the change in fair value of our warrant liabilities and had no impact on cash. As of March 31, 2022, $319,258,655 was held in the Trust Account. We had cash outside of trust of $267,718 at March 31, 2022 and $1,090,979 in offering costs and accounts payable as of March 31, 2022.
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

Liquidity, Capital Resources and Going Concern
As of March 31, 2022, we had cash outside our Trust Account of $267,718, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
In March and April 2021, we sold 31,921,634 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $319,216,340.
Additionally, we sold 6,256,218 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,384,327.
Following the sale of our Units and the sale of the Private Warrants, a total of $319,216,340 ($10.00 per Unit) was placed in the Trust Account. We incurred $18,336,269 in Initial Public Offering related costs, including $6,384,327 of underwriting fees, $11,172,572 of deferred underwriting discount and $779,370 of other costs with $564,701 which was allocated to the Public Warrants and Private Warrants, included in the statements of operations and $17,771,568 included in temporary equity.
As of March 31, 2022, we had investments held in the Trust Account of $319,258,655 (including $26,053 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.
For three months ended March 31, 2022, cash used in operating activities was $339,506. Net income of $3,371,079 was primarily offset by an unrealized gain on the change in the fair value of our warrant liabilities of $3,854,102 and interest earned on investments held in Trust Account of $26,053. Other operational activities including amounts due to related party generated $169,570.
For the period from January 11, 2021 (inception) through March 31, 2021, cash provided by operating activities was $30,575. Net income of $342,556 was primarily offset by an unrealized gain on the change in the fair value of our warrant liabilities of $960,000 and interest earned on investments held in Trust Account of $501. Partially offsetting the net income was $528,382 from IPO related transaction costs. Other operational activities including amounts due to related party generated $120,138.
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
Further, our sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of March 31, 2022, no Working Capital Loans have been issued.

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
Off-Balance Sheet
Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet
arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
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
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current,
and under accrual of liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Regarding the restatement to the September 30, 2021 quarterly financial statements included in the Company’s Form 10-Q, as filed with the SEC on November 22, 2021, the change in fair value of warrants on the Company’s condensed statement of operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) to September 30, 2021 and warrant liability on the Company’s condensed balance sheet as of September 30, 2021 were misstated. The Company will restate its financial statements in an amendment to the Q3 Form 10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on
Form 10-K
filed with the SEC on April 22, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in such Annual Report on
Form 10-K,
except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC .
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Chief Financial Officer