Form 10-Q
period 2022-06-30
Plum Acquisition Corp. I
filed 2022-08-15
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of
this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
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
the Exchange Act).    Yes ☒    No ☐
As of August
1
5
, 2022, 31,921,634 Class A ordinary shares, par value $0.0001, and 7,980,409 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I
Quarterly
Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 11, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PLUM ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$73,736	$107,224
Prepaid expenses	201,833	343,630

Total Current Assets	275,569	450,854
Prepaid expenses—non-current	—	48,795
Investments held in Trust Account	319,712,052	319,232,602

Total Assets	$319,987,621	$319,732,251

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Offering costs and accounts payable	$2,325,428	$1,055,936
Due to related party	175,000	115,000
Convertible promissory note – related party	500,000	—

Total Current Liabilities	3,000,428	1,170,936
Warrant liabilities	2,528,109	9,352,739
Deferred underwriting commissions liabilities	11,172,572	11,172,572

Total Liabilities	16,701,109	21,696,247

Commitments and contingencies (Note 8)
Class A Ordinary shares subject to possible redemption, 31,921,634 shares at $10.02 and $10.00 redemption value as of June 30, 2022 and December 31, 2021, respectively	319,712,052	319,216,340
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 31,921,634 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding as of June 30, 2022 and December 31, 2021	799	799
Additional paid-in capital	—	—
Accumulated deficit	(16,426,339)	(21,181,135)

Total shareholders’ deficit	(16,425,540)	(21,180,336)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$319,987,621	$319,732,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,	For the period from January 11, 2021 (inception) to June 30, 2021
	2022	2021	2022	2021
Formation and operating expenses	$1,544,496	$822,896	$2,053,572	$912,461

Loss from operations	(1,544,496)	(822,896)	(2,053,572)	(912,461)
Other income
Change in fair value of warrant liabilities	2,970,528	2,907,325	6,824,630	3,867,325
Transaction costs allocated to warrant liabilities	—	(10,395)	—	(538,777)
Interest income – operating account	—	—	—	2
Interest income – trust account	453,397	4,803	479,450	5,304

Total other income, net	3,423,925	2,901,733	7,304,080	3,333,854

Net income	$1,879,429	$2,078,837	$5,250,508	$2,421,393

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,921,634	31,647,115	31,921,634	18,352,941

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.05	$0.05	$0.13	$0.09

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,816,753	7,980,409	7,500,000

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	$0.05	$0.13	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	7,980,409	$799	$—	$(21,181,135)	$(21,180,336)
Net income	—	—	—	—	—	3,371,079	3,371,079

Balance as of March 31, 2022	—	$—	7,980,409	$799	$—	$(17,810,056)	$(17,809,257)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(495,712)	(495,712)
Net income	—	—	—	—	—	1,879,429	1,879,429

Balance as of June 30, 2022	—	$—	7,980,409	$799	$—	$(16,426,339)	$(16,425,540)

FOR THE THREE MONTHS ENDED JUNE 30,
2021
AND FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 11, 2021 (Inception)	—	$—	—	$		$—	$—	$—
Class B ordinary shares issued to sponsor	—	—	8,625,000		863	24,137	—	25,000
Sale of 30,000,000 Units through public offering net of Warrant fair value	30,000,000	3,000	—		—	291,357,000	—	291,360,000
Offering costs	—	—	—		—	(16,750,988)	—	(16,750,988)
Net income	—	—	—		—	—	342,556	342,556
Subsequent measurement of Class A ordinary shares to redemption amount	(30,000,000)	(3,000)	—		—	(274,630,149)	(25,366,851)	(300,000,000)

Balance as of March 31, 2021	—	$—	8,625,000		$863	$—	$(25,024,295)	$(25,023,432)
Sale of 1,921,634 units through public offering, net of warrants, fair value	1,921,634	192	—		—	18,681,934	—	18,682,126
Offering costs	—	—	—		—	(1,046,504)	—	(1,046,504)
Forfeit of Founder Shares	—	—	(644,591)		(64)	64	—	—
Excess cash received over FV of private placement warrants	—	—	—		—	28,184	—	28,184
Net income	—	—	—		—	—	2,078,837	2,078,837
Subsequent measurement of Class A ordinary shares to redemption amount	(1,921,634)	(192)	—		—	(17,663,678)	(1,552,470)	(19,216,340)

Balance as of June 30, 2021	—	$—	7,980,409		$799	$—	$(24,497,928)	$(24,497,129)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30, 2022	For the Period from January 11, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income	$5,250,508	$2,421,393
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(479,450)	(5,304)
Change in fair value of warrant liabilities	(6,824,630)	(3,867,325)
Transaction costs allocated to warrant liabilities	—	538,777
Changes in operating assets and liabilities:
Prepaid expense	190,592	(779,293)
Due to related party	60,000	47,114
Accounts payable and accrued expenses	1,269,492	103,027

Net cash used in operating activities	(533,488)	(1,541,611)

Cash Flows from Investing Activities:
Investments held in Trust	—	(319,216,340)

Net cash used in investing activities	—	(319,216,340)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of offering costs	—	312,832,013
Proceeds from issuance of Private Placement Warrants	—	9,384,327
Payment of offering costs	—	(779,370)
Proceeds from promissory note – related party	500,000	—

Net cash provided by financing activities	500,000	321,461,970

Net Change in Cash	(33,488)	704,019
Cash – Beginning of period	107,224	—

Cash – End of period	$73,736	$704,019

Non-Cash investing and financing activities:
Subsequent measurement of Class A ordinary shares to redemption amount	$495,712	$(19,216,340)

Deferred underwriting commissions payable charged to additional paid in capital	$—	$11,172,572

Initial value of Class A ordinary shares subject to redemption	$—	$319,216,340

Initial classification of warrant liabilities	$—	$18,530,357

Forfeiture of founder shares	$—	$64

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).
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
Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, the Company had $500,000 outstanding under Working Capital Loans.
As of June 30, 2022, the Company had $73,736 in its operating bank account and a working capital deficit of $2,724,859.
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
as filed with the SEC on April 22, 2022, which contains the audited financial statements and notes thereto. The interim results for the period ending June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, funds held in the Trust Account include $319,712,052 and $319,232,602, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”
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
As of June 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$319,216,340
Less:
Proceeds allocated to Public Warrants	(9,354,214)
Ordinary share issuance costs	(17,771,568)
Plus:
Remeasurement adjustment of carrying value to redemption value	27,125,782
Ordinary shares subject to possible redemption, December 31, 2021	$319,216,340
Plus:
Remeasurement adjustment of carrying value to redemption value	495,712
Ordinary shares subject to possible redemption, June 30, 2022	$319,712,052
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, (excluding the promissory note and Warrants) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 7 for additional information on warrant liabilities measured at fair value.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended June 30, 2022
	2022		2021
	Class A ordinary share subject to possible redemption	Class B	Class A ordinary share subject to possible redemption	Class B
Numerator
Allocation of net income	$1,503,543	$375,886	$1,667,074	$411,763
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	31,647,115	7,816,753
Basic and diluted net income per share	$0.05	$0.05	$0.05	$0.05

	For the Six Months Ended June 30, 2022		For the Period from January 11, 2021 (Inception) through June 30, 2021
	Class A ordinary share subject to possible redemption	Class B	Class A ordinary share subject to possible redemption	Class B
Numerator
Allocation of net income	$4,200,406	$1,050,102	$1,718,941	$702,452
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	18,352,941	7,500,000
Basic and diluted net income per share	$0.13	$0.13	$0.09	$0.09
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

480-10-S99.
I fit is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in
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
Promissory Note — Related Party
On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note.
This loan is non-interest bearing and payable
on the earlier of November 30, 2021 or the completion of the IPO. As of June 30, 2022 and December 31, 2021, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

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
On January 31, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to
Mike Dinsdale (the “Payee”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. The Company may draw on the Note from time to time, in increments of not less than $50,000, until the earlier of March 18, 2023 or the date on which the Company consummates a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of
$1.50 per
private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.
The Note is reported at cost in the condensed financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial.
As
of June 30, 2022, the Company had $500,000 borrowings under the Note.
On July 11, 2022, the Company issued an unsecured promissory note (the “Second Note”) in the principal amount of $500,000 to Ursula Burns (the “Second Payee”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. Up to fifty percent (50%) of the principal of the Note may be drawn down from time to time at the Company’s option prior to August 25, 2022 and any or all of the remaining undrawn principal of the Note may be drawn down from time to time at the Company’s option after August 25, 2022, in each case in increments of not less than $50,000. If the Company does not complete a Business Combination, the Second Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Second Payee shall have the option, but not the obligation, to convert the principal balance of the Second Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Second Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Second Note and all other sums payable with regard to the Second Note becoming immediately due and payable.
Administrative Support Agreement
The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 11, 2021 through June 30, 2021, the Company incurred $30,000 and $60,000, $30,000 and $55,000 in fees for office space, secretarial and administrative services, respectively, of which such amounts are included in the due to related party in the accompanying balance sheets. For the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 11, 2021 through June 30, 2021, the Company incurred

$
95,576 and
$309,179, $0
and $207,215
in fees for reimbursement of costs of salaries, respectively.
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

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-tradingday
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-tradingdayperiod
ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-tradingdayperiod
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Note 7 —   Recurring Fair Value Measurements
Investments Held in Trust Account
As of June 30, 2022 and December 31, 2021, the investments in the Company’s Trust Account consisted of $319.7 million and $319.2 million in U.S. Money Market funds, respectively, The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.
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
The following table presents fair value information as of June 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$319,712,052	$319,712,052	$—	$—
Liabilities
Public warrant liability	1,276,865	1,276,865	—	—
Private warrant liability	1,251,244	—	1,251,244	—
Total	$2,528,109	$1,276,865	$1,251,244	$—

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$319,232,602	$319,232,602	$—	$—
Liabilities
Public warrant liability	4,723,763	4,723,763	—	—
Private warrant liability	4,628,976	—	4,628,976	—
Total	$9,352,739	$4,723,763	$4,628,976	$—

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
Note 9 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no Class A Ordinary Shares outstanding, excluding 31,921,634 shares of Class A Ordinary Shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriters’ over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of June 30, 2022 and December 31, 2021, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.
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

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% oft
he sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
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
On July 11, 2022, the Company issued the Second Note in the principal amount of $500,000 to
Ursula Burns as described in Note 5. As of the reporting date of this Quarterly Report on Form 10-Q, the Company had
$250,000
borrowings under the Second Note.

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
Results of Operations
For the three months ended June 30, 2022, we had a loss from operations of $1,544,496. In addition to the loss from operations, we recognized other income of $3,423,925 consisting of an unrealized gain on our warrant liabilities of $2,970,528 and interest earned on cash held in the Trust Account of $453,397.
For the six months ended June 30, 2022, we had a loss from operations of $2,053,572. In addition to the loss from operations, we recognized other income of $7,304,080 consisting of an unrealized gain on our warrant liabilities of $6,824,630 and interest earned on cash held in the Trust Account of $479,450.
For the three months ended June 30, 2021, we had a loss from operations of $822,896. In addition to the loss from operations, we recognized other income of $2,901,733 consisting of an unrealized gain on our warrant liabilities of $2,907,325, and interest earned on cash held in the Trust Account of $4,803, partially offset by transaction costs of $10,395.
For the period from January 11, 2021 (inception) through June 30, 2021, we had a loss from operations of $912,461. In addition to the loss from operations, we recognized other income of $3,333,854 consisting of an unrealized gain on our warrant liabilities of $3,867,325, interest earned on cash held in the Trust Account of $5,304 and interest earned from operating account of $2, partially offset by transaction costs of $538,777.
Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The unrealized gain on the warrant liabilities resulted from the change in fair value of our warrant liabilities and had no impact on cash. As of June 30, 2022, $319,712,052 was held in the Trust Account. We had cash outside of trust of $73,736 at June 30, 2022 and $2,325,428 in offering costs and accounts payable as of June 30, 2022.
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

Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had cash outside our Trust Account of $73,736, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
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
As of June 30, 2022, we had investments held in the Trust Account of $319,712,052 (including $479,450 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.
For six months ended June 30, 2022, cash used in operating activities was $533,488. Net income of $5,250,508 was primarily offset by an unrealized gain on the change in the fair value of our warrant liabilities of $6,824,630 and interest earned on investments held in Trust Account of $479,450. Other operational activities including amounts due to related party generated $1,520,084.
For the period from January 11, 2021 (inception) through June 30, 2021, cash provided by operating activities was $1,541,611. Net income of $2,421,393 was primarily offset by an unrealized gain on the change in the fair value of our warrant liabilities of $3,867,325 and interest earned on investments held in Trust Account of $5,304. Partially offsetting the net income was $538,777 from IPO related transaction costs. Other operational activities including amounts due to related party generated $629,152.
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
Further, our sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of June 30, 2022, $500,000 Working Capital Loans have been issued (Note 5).

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
Off-Balance Sheet
Arrangements
We have no obligations, assets or liabilities which would be considered off-balance sheet
arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
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
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 11, 2021 (inception) through June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current,
and under accrual of liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
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
filed with the SEC on April 22, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in such Annual Report on
Form 10-K
and our Quarterly Report on
Form 10-Q
filed with the SEC on May 16, 2022. We may disclose additional factors from time to time in our future filings with the SEC .
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Chief Financial Officer