Form 10-Q/A
period 2021-09-30
Plum Acquisition Corp. I
filed 2022-11-14
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR
M 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405of
this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file
s).    Yes  ☒    No  ☐
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
N
ovember 14, 20
2
2
,

31,921,634
Class A ordinary shares, par value $0.0001, and
7,980,409
 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I
Quarterly
Report on Form 10-Q/A

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021 (restated)	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 (restated)	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 (restated)	3

	Unaudited Condensed Statement of Cash Flows for the period from January 11, 2021 (inception) through September 30, 2021 (restated)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES

EXPLANATORY NOTE
Plum Acquisition Corp. I (the “Company,” “Plum,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Form
10-Q/A”),
to amend its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021 (the “Original Quarterly Report”).
Background of Restatement
On April 20, 2022, management of Plum Acquisition Corp. I (the “Company”) and the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
(the “Q3 Form
10-Q”)
for the quarterly period ended September 30, 2021, filed with the SEC on November 22, 2021 (the “Affected Period”), should be restated and no longer be relied upon due to misstatements in (i) warrant liability on the Company’s condensed balance sheet as of September 30, 2021 and (ii) change in fair value of warrants on the Company’s condensed statements of operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) to September 30, 2021. As such, the Company is restating the Company’s financial statements for the Affected Period in this Form
10-Q/A.
The restatement does not have an impact on the Company’s cash position or amount held in the trust account.
The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Form
10-Q/A,
and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On April 21, 2022, the Company filed a Current Report on Form
8-K
disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the misstatement described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PLUM ACQUISITION CORP. I
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(Restated/Unaudited)

Assets:
Cash and cash equivalents	$368,210
Prepaid expenses	545,975

Total current assets	914,185
Investments held in Trust Account	319,226,549
Other non-current assets	114,333

Total assets	$320,255,067

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Due to related party	$77,114
Accrued offering costs and expenses	100,140

Total current liabilities	177,254
Warrant liability	10,112,435
Deferred underwriting commissions liability	11,172,572

Total liabilities	21,462,261

Commitments (Note 9)
Class A Ordinary shares subject to possible redemption, 31,921,634 shares at $10.00 redemption value	319,216,340

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized ; no shares issued and outstanding (excluding 31,921,634 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding	799
Additional paid-in capital	—
Accumulated deficit	(20,424,333)

Total shareholders’ deficit	(20,423,534)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$320,255,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
(Restated/Unaudited)

	For the three months ended September 30, 2021 (Restated)	For the period from January 11, 2021 (inception) to September 30, 2021 (Restated)
Formation and operating expenses	$481,907	$1,394,368

Loss from operations	(481,907)	(1,394,368)

Other income (expense)
Change in fair value of warrants	4,550,597	8,417,922
Transaction costs allocated to warrant liability	—	(538,777)
Interest income – operating account	—	2
Interest income – trust account	4,905	10,209

Total other income	4,555,502	7,889,356

Net Income	$4,073,595	$6,494,988

Weighted average shares outstanding, Class A ordinary shares	31,921,634	23,713,604

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.10	$0.21

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,777,651

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.10	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(Restated/Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 11, 2021 (Inception)	—	$—	—	$		$—	$—	$—
Class B ordinary shares issued to sponsor	—	—	8,625,000		863	24,137	—	25,000
Sale of 30,000,000 Units net of Warrant fair value	30,000,000	3,000	—		—	291,357,000	—	291,360,000
Offering costs	—	—	—		—	(16,750,988)	—	(16,750,988)
Net income	—	—	—		—	—	342,556	342,556
Change in Class A ordinary shares subject to redemption, as restated	(30,000,000)	(3,000)	—		—	(274,630,149)	(25,366,851)	(300,000,000)

Balance as of March 31, 2021, as restated	—	$—	8,625,000		$ 863	$—	$(25,024,295)	$(25,023,432)
Sale of 1,921,634 units through public offering, net of warrants, fair value	1,921,634	192	—		—	18,681,934	—	18,682,126
Offering costs	—	—	—		—	(1,046,504)	—	(1,046,504)
Forfeit of Founder Shares	—	—	(644,591)		(64)	64	—	—
Excess cash received over FV of private placement warrants	—	—	—		—	28,184	—	28,184
Net income	—	—	—		—	—	2,078,837	2,078,837
Change in Class A ordinary shares subject to redemption, as restated	(1,921,634)	(192)	—		—	(17,663,678)	(1,552,470)	(19,216,340)

Balance as of June 30, 2021, as restated	—	$—	7,980,409		$799	$—	$(24,497,928)	$(24,497,129)
Net income	—	—	—		—	—	4,073,595	4,073,595

Balance as of September 30, 2021 , as restated	—	$—	7,980,409		$ 799	$—	$(20,424,333)	$(20,423,534)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) TO SEPTEMBER 30, 2021
(Restated/Unaudited)

For the Period From January 11, 2021 (Inception) to September 30, 2021 (Restated)
Cash Flows from Operating Activities:
Net Income	$6,494,988
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(10,209)
Change in fair value of warrant liabilities	(8,417,922)
Transaction costs	538,777
Changes in operating assets and liabilities
Prepaid expense	(660,308)
Due to related party	77,114
Accounts payable and accrued expenses	100,140

Net cash used in operating activities	(1,877,420)

Cash flows from investing activities:
Investments and marketable securities held in Trust	(319,216,340)

Net cash used in investing activities	(319,216,340)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of offering costs	312,832,013
Proceeds from issuance of Private Placement Warrants	9,384,327
Payment of offering costs	(779,370)

Net cash provided by financing activities	321,461,970

Net Change in Cash	368,210
Cash, beginning of the period	—

Cash, end of period	$368,210

Supplemental Disclosure of Non-cash Financing Activities :
Deferred underwriting commissions payable charged to additional paid in capital	$11,172,572

Class A ordinary shares subject to possible redemption	$319,216,340

Initial classification of warrant liabilities	$18,530,357

Forfeit of Founder Shares	$64

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Restated/Unaudited)
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
Note 2 — Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of December 31, 2021, management determined it should restate its previously reported financial statements for the period ended September 30, 2021. The Company previously calculated the fair value of total warrant liability on the condensed balance sheet based on incorrect number of outstanding warrants. This resulted in an adjustment to the carrying value of warrant liability and accumulated deficit on the condensed balance sheet with the offset recorded to change in fair value of warrants on the condensed statement of operations.
In connection with the change in the total fair value of warrant liabilities, the Company also restated its earnings per share calculation to allocate the restated net income pro rata to ordinary shares subject to redemption and those that are not subject to redemption.
There has been no change in the Company’s total assets.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Reported	Restatement	As Restated
Unaudited Condensed Balance Sheet as of September 30, 2021
Warrant liability	$11,342,282	$(1,229,847)	$10,112,435

Total liabilities	$22,692,108	$(1,229,847)	$21,462,261
Accumulated deficit	$(21,654,180)	$1,229,847	$(20,424,333)

Total shareholders’ deficit	$(21,653,381)	$1,229,847	$(20,423,534)

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the three months ended September 30, 2021
Change in fair value of warrants	$3,320,750	$1,229,847	$4,550,597
Total other income	$3,325,655	$1,229,847	$4,555,502
Net income	$2,843,748	$1,229,847	$4,073,595
Allocation of net income – Class A	$2,274,998	$983,878	$3,258,876
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.03	$0.10
Allocation of net income – Class B	$568,750	$245,969	$814,719
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.03	$0.10

	As Reported	Restatement	As Restated
Unaudited Statement of Operations for the period from January 11, 2021 (inception) through September 30, 2021
Change in fair value of warrants	$7,188,075	$1,229,847	$8,417,922
Total other income	$6,659,509	$1,229,847	$7,889,356
Net income	$5,265,141	$1,229,847	$6,494,988
Allocation of net income – Class A	$3,964,766	$926,102	$4,890,868
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.17	$0.04	$0.21
Allocation of net income – Class B	$1,300,375	$303,745	$1,604,120
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.17	$0.04	$0.21

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Shareholders’ Deficit for the three months ended September 30, 2021
Net income	$2,843,748	$1,229,847	$4,073,595
Total shareholders’ deficit	$(21,653,381)	$1,229,847	$(20,423,534)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Changes In Shareholders’ Deficit for the period from January 11, 2021 (inception) through September 30, 2021
Net income	$5,265,141	$1,229,847	$6,494,988
Total shareholders’ deficit	$(21,653,381)	$1,229,847	$(20,423,534)

	As Reported	Restatement	As Restated
Unaudited Condensed Statement Of Cash Flows for the period from January 11, 2021 (inception) through September 30, 2021
Net income	$5,265,141	$1,229,847	$6,494,988
Change in fair value of warrants	$(7,188,075)	$(1,229,847)	$(8,417,922)
In
connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate
its previously reported financial statements. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary shares while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001
. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under
ASC480-10-S99.Therefore,
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
Balance Sheet as of March 18, 2021 (as restated in FN2 per form10-Qfiled on June 4, 2021)

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

1
2

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
Net Income Per Ordinary Share (As Restated — See Note 2)
The Company has two class
es of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,000,000 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

1
3

	For the Three Months Ended September 30, 2021 (as restated)		For the Period from January 11, 2021 (Inception) through September 30, 2021 (as restated)
	Class A	Class B	Class A	Class B
Numerator
Allocation of net income	$3,258,876	$814,719	$4,890,868	$1,604,120
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	23,713,604	7,777,651
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.21	$0.21
Recent Accounting Standards
In August 2020, the Financial Accounting
Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements. Management does not believe that any other recently issued, but no
t yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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

1
4

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

1
5

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

1
6

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

1
7

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
Recurring Fair Value Measurements (As Restated — See Note 2)
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

	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Money Market	$319,226,549	$319,226,549	$—	$—

Liabilities
Public warrant liability	5,004,975	5,004,975	—	—
Private warrant liability	5,107,460	—	5,107,460	—

	$10,112,435	$5,004,975	$5,107,460	$—

Measurement
The following table provides a reconciliation of changes in the Level 3 fair value classification:

Fair value at January 11, 2021	$—
Issuance due to IPO at March 18, 2021	17,640,000
Issuance of overallotment warrant placements (public and private)	890,357
Reclassification of Private Warrants to Level 2 (1)	(7,405,819)
Reclassification of Public Warrants to Level 1 (1)	(7,257,213)
Change in fair value	(3,867,325)

Fair Value at September 30, 2021	$—

(1)	These warrants were reclas s ified on June 30, 2021

1
8

Note 9 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable
Lock-up
period, which occurs(i) in the case of the Founder Shares, as described in Note 6, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants
, 30
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
Note 10 — Shareholder’s Deficit
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

1
9

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report on
Form 10-Q includes
“forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this
Form 10-Q/A
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
Results of Operations
For the three months ended September 30, 2021 and for period from January 11, 2021 (inception) to September 30, 2021, we had a loss from operations of $481,907 and $1,394,368, respectively. In addition to the loss from operations, we recognized other income of $4,555,502 and $7,889,356, respectively consisting of an unrealized gain on our warrant liability of $4,550,597 and $8,417,922, respectively and interest income of $4,905, and $10,211, respectively partially offset by transaction costs related to our IPO of $0 and $538,777, respectively. Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The unrealized gain on the warrant liability resulted from the change in fair value of our warrant liability and had no impact on cash. As of September 30, 2021, $319,226,549 was held in the Trust Account. We had cash outside of trust of $368,210 in September 30, 2021 and $100,140 accounts payable and accrued expenses as of September 30, 2021.
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
For nine months ended September 30, 2021, cash used in operating activities was $1,877,420. Net income of $6,494,988 was primarily offset by an unrealized gain on the change in the fair value of our warrant liability of $8,417,922 and payments generating prepaid assets of $660,308. Partially offsetting the net income was $538,777 from IPO related transaction costs. Other operational activities including amounts due to related party generated $177,254.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and reporting of the warrant liabilities including the change in fair value of the warrants as described in the Explanatory Note. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form
10-Qs,
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
as filed with the SEC on November 22, 2021, the fair value of total warrant liability on the condensed balance sheet was based on an incorrect number of outstanding warrants. The Company restated its financial statements to adjust the carrying value of warrant liability and accumulated deficit on the condensed balance sheet with the offset recorded to change in fair value of warrants on the condensed statements of operations.
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
Hedging—Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or
loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or
losses on our Warrants each reporting period and that the amount of such gains or losses could be material.
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
Lastly, regarding the restatement to the September 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on November 22, 2021, the fair value of total warrant liability on the condensed balance sheet was based on an incorrect number of outstanding warrants. The Company restated its financial statements to adjust the carrying value of warrant liability and accumulated deficit on the condensed balance sheet with the offset recorded to change in fair value of warrants on the condensed statements of operations. As part of such process, we identified an additional material weakness in our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document*

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day
of
November 2022.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Financial Officer