Form 10-Q
period 2022-09-30
Plum Acquisition Corp. I
filed 2022-11-14
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule
405of Regulation S-T (§232.405 of
this chapter) during the preceding 12 months(or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
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
As of November 14
, 2022, 31,921,634 Class A ordinary shares, par value $0.0001, and 7,980,409 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 11, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
PLUM ACQUISITION CORP. I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$108,859	$107,224
Prepaid expenses	122,427	343,630

Total Current Assets	231,286	450,854
Prepaid expenses—non-current	—	48,795
Investments held in Trust Account	321,155,523	319,232,602

Total Assets	$321,386,809	$319,732,251

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Offering costs and accounts payable	$2,634,195	$1,055,936
Due to related party	205,000	115,000
Convertible promissory note – related party	750,000	—

Total Current Liabilities	3,589,195	1,170,936
Warrant liabilities	853,238	9,352,739
Deferred underwriting commissions liabilities	11,172,572	11,172,572

Total Liabilities	15,615,005	21,696,247

Commitments and contingencies (Note 8)
Class A Ordinary shares subject to possible redemption, 31,921,634 shares at $10.06 and $10.00 redemption value as of September 30, 2022 and December 31, 2021, respectively	321,155,522	319,216,340
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 31,921,634 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding as of September 30, 2022 and December 31, 2021	799	799
Additional paid-in capital	—	—
Accumulated deficit	(15,384,517)	(21,181,135)

Total shareholders’ deficit	(15,383,718)	(21,180,336)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$321,386,809	$319,732,251

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 11, 2021 (inception) to September 30,
	2022	2021	2022	2021
Formation and operating expenses	$633,050	$481,907	$2,686,622	$1,394,368

Loss from operations	(633,050)	(481,907)	(2,686,622)	(1,394,368)
Other income:
Change in fair value of warrant liabilities	1,674,871	3,320,750	8,499,501	7,188,075
Transaction costs allocated to warrant liabilities	—	—	—	(538,777)
Interest income – operating account	—	—	—	2
Interest income – trust account	1,443,471	4,905	1,922,921	10,209

Total other income, net	3,118,342	3,325,655	10,422,422	6,659,509

Net income	$2,485,292	$2,843,748	$7,735,800	$5,265,141

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,921,634	31,921,634	31,921,634	23,713,604

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.06	$0.07	$0.19	$0.17

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,980,409	7,980,409	7,777,651

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$0.07	$0.19	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	7,980,409	$799	$—	$(21,181,135)	$(21,180,336)
Net incom e	—	—	—	—	—	3,371,079	3,371,079

Balance as of March 31, 2022	—	—	7,980,409	799	—	(17,810,056)	(17,809,257)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(495,712)	(495,712)
Net income	—	—	—	—	—	1,879,429	1,879,429

Balance as of June 30, 2022	—	—	7,980,409	799	—	(16,426,339)	(16,425,540)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,443,470)	(1,443,470)
Net income	—	—	—	—	—	2,485,292	2,485,292

Balance as of September 30, 2022	—	$—	7,980,409	$799	$—	$(15,384,517)	$(15,383,718)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
AND FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 11, 2021 (Inception)	—	$—	—	$		$—	$—	$—
Class B ordinary shares issued to sponsor	—	—	8,625,000		863	24,137	—	25,000
Sale of 30,000,000 Units through public offering net of Warrant fair value	30,000,000	3,000	—		—	291,357,000	—	291,360,000
Offering costs	—	—	—		—	(16,750,988)	—	(16,750,988)
Net income	—	—	—		—	—	342,556	342,556
Subsequent measurement of Class A ordinary shares to redemption amount	(30,000,000)	(3,000)	—		—	(274,630,149)	(25,366,851)	(300,000,000)

Balance as of March 31, 2021	—	$—	8,625,000		$ 863	$—	$(25,024,295)	$(25,023,432)
Sale of 1,921,634 units through public offering, net of warrants, fair value	1,921,634	192	—		—	18,681,934	—	18,682,126
Offering costs	—	—	—		—	(1,046,504)	—	(1,046,504)
Forfeit of Founder Shares	—	—	(644,591)		(64)	64	—	—
Excess cash received over FV of private placement warrants	—	—	—		—	28,184	—	28,184
Net income	—	—	—		—	—	2,078,837	2,078,837
Subsequent measurement of Class A ordinary shares to redemption amount	(1,921,634)	(192)	—		—	(17,663,678)	(1,552,470)	(19,216,340)

Balance as of June 30, 2021	—	$—	7,980,409		$799	$—	$(24,497,928)	$(24,497,129)
Net income	—	—	—		—	—	2,843,748	2,843,748

Balance as of September 30, 2021	—	$—	7,980,409		$799	$—	$(21,654,180)	$(21,653,381)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30, 2022	For the Period from January 11, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$7,735,800	$5,265,141
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,922,921)	(10,209)
Change in fair value of warrant liabilities	(8,499,501)	(7,188,075)
Transaction costs allocated to warrant liabilities	—	538,777
Changes in operating assets and liabilities:
Prepaid expense	269,998	(660,308)
Due to related party	90,000	77,114
Offering costs and accounts payable	1,578,259	100,140

Net cash used in operating activities	(748,365)	(1,877,420)

Cash Flows from Investing Activities:
Investments held in Trust	—	(319,216,340)

Net cash used in investing activities	—	(319,216,340)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of offering costs	—	312,832,013
Proceeds from issuance of Private Placement Warrants	—	9,384,327
Payment of offering costs	—	(779,370)
Proceeds from promissory note – related party	750,000	—

Net cash provided by financing activities	750,000	321,461,970

Net Change in Cash	1,635	368,210
Cash – Beginning of period	107,224	—

Cash – End of period	$108,859	$368,210

Non-Cash investing and financing activities:
Subsequent measurement of Class A ordinary shares to redemption amount	$1,939,182	$—

Deferred underwriting commissions payable charged to additional paid in capital	$—	$11,172,572

Initial value of Class A ordinary shares subject to redemption	$—	$319,216,340

Initial classification of warrant liabilities	$—	$18,530,357

Forfeiture of founder shares	$—	$64

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLUM ACQUISITION CORP. I
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).
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
Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, the Company had $750,000 outstanding under Working Capital Loans.
As of September 30, 2022, the Company had $108,859 in its operating bank account and a working capital deficit of $3,357,909.
In connection with the Company’s assessment of going concern considerations in accordance with FASB
ASC205-40,
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K

as filed
with the SEC on April 22, 2022, which contains the audited financial statements and notes thereto. The interim results for the period ending September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, funds held in the Trust Account include $321,155,523 and $319,232,602, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.
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
As of September 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$319,216,340
Less:
Proceeds allocated to Public Warrants	(9,354,214)
Ordinary share issuance costs	(17,771,568)
Plus:
Remeasurement adjustment of carrying value to redemption value	27,125,782

Ordinary shares subject to possible redemption, December 31, 2021	$319,216,340
Plus:
Remeasurement adjustment of carrying value to redemption value	1,939,182

Ordinary shares subject to possible redemption, September 30, 2022	$321,155,522

Offering Costs
The Company complies with the requirements of
ASC340-10-S99-1and
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments. See Note 7 for additional information on warrant liabilities measured at fair value.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended September 30, 2022
	2022		2021
	Class A ordinary share subject to possible redemption	Class B	Class A ordinary share subject to possible redemption	Class B
Numerator
Allocation of net income	$1,988,234	$497,058	$2,274,998	$568,750
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	31,921,634	7,980,409

Basic and diluted net income per share	$0.06	$0.06	$0.07	$0.07

	For the Nine Months Ended September 30, 2022		For the Period from January 11, 2021 (Inception) through September 30, 2021
	Class A ordinary share subject to possible redemption	Class B	Class A ordinary share subject to possible redemption	Class B
Numerator
Allocation of net income	$6,188,640	$1,547,160	$3,964,766	$1,300,375
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	23,713,604	7,777,651

Basic and diluted net income per share	$0.19	$0.19	$0.17	$0.17
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
The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99.I
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
Promissory Note — Related Party
On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable
on the earlier of November 30, 2021 or the completion of the IPO. As of September 30, 2022 and December 31, 2021, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

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
As of September 30, 2022, the Company had $750,000 borrowings under the Note.
Administrative Support Agreement
The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, in fees for office space, secretarial and administrative services, respectively, of which such amounts are included in the due to related party in the accompanying balance sheets. For the three months ended September 30, 2021 and for the period from January 11, 2021 through September 30, 2021, the Company incurred $30,000 and $85,000, in fees for office space, secretarial and administrative services, respectively, of which such amounts are included in the due to related party in the accompanying balance sheets.
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

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-tradingdayperiod
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-tradingdayperiodending
three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-tradingdayperiodending
on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Note 7 — Recurring Fair Value Measurements
Investments Held in Trust Account
As of September 30, 2022 and December 31, 2021, the investments in the Company’s Trust Account consisted of $321.2 million and $319.2 million in U.S. Money Market funds, respectively, The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.
Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.
Recurring Fair Value Measurements
The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. At September 30, 2021, the Company reclassified the Public Warrants and Private Warrants from Level 3 to Level 1 and Level 2, respectively.
The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$321,155,523	$321,155,523	$—	$—
Liabilities
Public warrant liability	430,942	430,942	—	—
Private warrant liability	422,295	—	422,295	—
Total	$853,237	$430,942	$422,295	$—

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$319,232,602	$319,232,602	$—	$—
Liabilities
Public warrant liability	4,723,763	4,723,763	—	—
Private warrant liability	4,628,976	—	4,628,976	—
Total	$9,352,739	$4,723,763	$4,628,976	$—

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
Note 9 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no Class A Ordinary Shares outstanding, excluding 31,921,634 shares of Class A Ordinary Shares subject to possible redemption.
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriters’ over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of September 30, 2022 and December 31, 2021, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.
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

Results of Operations

For the three months ended September 30, 2022, we had a loss from operations of $633,050. In addition to the loss from operations, we recognized other income of $3,118,342 consisting of an unrealized gain on our warrant liabilities of $1,674,871 and interest earned on cash held in the Trust Account of $1,443,471.

For the nine months ended September 30, 2022, we had a loss from operations of $2,686,622. In addition to the loss from operations, we recognized other income of $10,422,422 consisting of an unrealized gain on our warrant liabilities of $8,499,501 and interest earned on cash held in the Trust Account of $1,922,921.

For the three months ended September 30, 2021, we had a loss from operations of $481,907. In addition to the loss from operations, we recognized other income of $3,325,655 consisting of an unrealized gain on our warrant liabilities of $3,320,750, and interest earned on cash held in the Trust Account of $4,905, partially offset by transaction costs of $0.

For the period from January 11, 2021 (inception) through September 30, 2021, we had a loss from operations of $1,394,368. In addition to the loss from operations, we recognized other income of $6,659,509 consisting of an unrealized gain on our warrant liabilities of $7,188,075, interest earned on cash held in the Trust Account of $10,209 and interest earned from operating account of $2, partially offset by transaction costs of $538,777.

Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The unrealized gain on the warrant liabilities resulted from the change in fair value of our warrant liabilities and had no impact on cash. As of September 30, 2022, $321,155,523 was held in the Trust Account. We had cash outside of trust of $108,859 at September 30, 2022 and $2,634,195 in offering costs and accounts payable as of September 30, 2022.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had cash outside our Trust Account of $108,859, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of September 30, 2022, we had investments held in the Trust Account of $321,155,523 (including $1,922,921 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For nine months ended September 30, 2022, cash used in operating activities was $748,365. Net income of $7,735,800 was primarily offset by an unrealized gain on our warrant liabilities of $8,499,501 and interest earned on cash held in the Trust Account of $1,922,921. Other operational activities including amounts due to related party generated $1,938,257.

For the period from January 11, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,877,420. Net income of $5,265,141 was primarily offset by an unrealized gain on the change in the fair value of our warrant liabilities of $7,188,075, interest earned on cash held in the Trust Account of $10,209 and payments generating prepaid assets of $660,308. Partially offsetting the net income was $538,777 from IPO related transaction costs. Other operational activities including amounts due to related party generated $177,254.

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

Further, our sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of September 30, 2022, $750,000 Working Capital Loans have been issued (Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC205-40, Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

As required by Rules13a-15and15d-15under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatement to the September 30, 2021 quarterly financial statements included in the Company’s Form10-Q,as filed with the SEC on November 22, 2021, the change in fair value of warrants on the Company’s condensed statement of operations for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) to September 30, 2021 and warrant liability on the Company’s condensed balance sheet as of September 30, 2021 were misstated. The Company will restate its financial statements in an amendment to the Q3 Form10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Regarding the restatements to the March 31, 2021, and September 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs,as filed with the SEC on June 4, 2021 and August 16, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form8-K,as filed with the SEC on March 24, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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