Form 10-K
period 2022-12-31
Plum Acquisition Corp. I
filed 2023-04-17
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
fiscal year ended
December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the registrant’s common
equity
 held by
non-affiliates
of the registrant as of June 30, 2022 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $309,959,066 (based on the closing sales price of the ordinary shares on June 30, 2022 of $9.71)
As of April 1
7
, 2023, 5,228,218 Class A ordinary shares, and 7,980,409 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•

“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends June 18, 2023, or up to nine additional months from that date, if extended by our Board, pursuant to our amended and restated articles of association;

•

“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of the initial public offering, as further amended March 15, 2023;

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

•	“initial shareholders” are to all our shareholders immediately prior to the date of this report, including all our officers, Industry Advisors and directors to the extent they hold ordinary shares;

•	“management” or our “management team” are to our executive officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination and continue as a going concern;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

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

•

We may not be able to complete the Business Combination (as defined below) pursuant to the Business Combination Agreement (as defined below). If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or our Industry Advisors or their respective affiliates may not be indicative of future performance of an investment in us.

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

•

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders’ vote.

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

•

The requirement that we consummate an initial business combination within 27 months after the closing of our initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor after the consummation of the initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

•

If we seek shareholder approval of our initial business combination, our Sponsor, executive officers, Industry Advisors, directors, or their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

•

If the net proceeds of the IPO and the sale of the private placement warrants and subsequent financings not being held in the trust account are insufficient to allow us to operate for the 27 months following the closing of this the IPO (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

Our Company

Plum Acquisition Corp. I (the “Company” or “Plum”) is a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Ursula Burns, Kanishka Roy and Mike Dinsdale established Plum with the mission of creating a platform, built by operators for operators, to enable great private companies to become outstanding public companies and listed stocks. We believe there is an opportunity to create replicable infrastructure to launch multiple SPACs, featuring different members of our large extended team over time. We seek to establish ourselves as the first-stop SPAC platform for high-quality companies in the US and Europe that can benefit from our large 48-person extended team, our decades of operational experience leading technology companies, our direct access to Fortune-500 company partnerships, help with internationalization, and our proprietary Accelerating Through the Bell operational playbook that helps companies list and grow in the public markets. Our platform is also aligned with the incentives and outcome of investors as we are funding all our risk capital internally as a sign of confidence and commitment to a successful outcome.

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

We believe the broad and diversified experience of our founders equips us to add significant value to our partner company. Ms. Burns has extensive international experience leading large companies confronting massive technology change in their industries. Ms. Burns most recently served as Chairman and CEO of VEON Ltd. Previously, Ms. Burns was the CEO of Xerox and the first African American woman to lead an S&P 500 company and has considerable experience partnering with small and large companies, both public and Pre-IPO, through her substantial board service. Mr. Roy is a technology and finance veteran with over 20 years of experience as a technology investment banker, public company executive, and growth investor. At Morgan Stanley, Mr. Roy was the Global Head of Tech M&A Origination, helping to initiate and execute industry defining mergers. Most recently, Mr. Roy was Global CFO at SmartNews, a high-growth multibillion dollar private AI company with over 20 million monthly active users. Mr. Dinsdale has defined the “modern unicorn” CFO for over 20 years, with strategic expertise in building high growth international companies in Consumer and B2B SaaS. Most recently, Mr. Dinsdale was the CFO for Gusto, a leader in SMB payroll and human resources software. Prior to that, Mr. Dinsdale was CFO of two generational, market-leading software companies in DoorDash and DocuSign.

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

Recent Developments

Proposed Business Combination (the “Business Combination”)

On March 2, 2023, Plum entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Plum, Sakuu Corporation, a Delaware corporation (“Sakuu”), Plum SPAC 1 Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Plum (“Merger Sub I”), and Plum SPACE 2 Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Plum (“Merger Sub II”).

The Business Combination Agreement provides that (a) on the day of the closing of the Business Combination (the “Closing”), Plum will change its jurisdiction of incorporation by deregistering and transferring by way of continuation as a Cayman Islands exempted company limited by shares and domesticating as a corporation incorporated under the laws of the State of Delaware (“Domestication”), change its name to “Sakuu Holdings, Inc.”, and amend its governing documents to become the Post-Closing Certificate of Incorporation and Post-Closing Bylaws (as such terms are defined in the Business Combination Agreement), (b) following the Domestication and upon the filing of the Certificate of First Merger (as defined in the Business Combination Agreement), Merger Sub I will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Plum (“First Merger”), and (c) immediately following the First Merger and upon the filing of the Certificate of Second Merger (as defined in the Business Combination Agreement), the Company will merge with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly owned subsidiary of Plum (“Second Merger”).

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Plum and Sakuu. There is no assurance that the Business Combination will be completed.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, on the day of Closing each Plum Class A ordinary share and Plum Class B ordinary share issued and outstanding immediately prior to the Domestication shall, by virtue of the Domestication, be automatically converted on a one-for-one basis into a share of Class A common stock, par value $0.0001 per share, of Plum (“New Plum Common Shares”).

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, Sakuu’s equity holders will receive a number of shares of Common Stock (or rights to acquire such Common Stock) of Plum in the aggregate equal to $600,000,000.00 plus the aggregate exercise prices of Sakuu’s options and warrants, divided by $10.00.

Extraordinary General Meeting

On March 15, 2023, Plum held an Extraordinary General Meeting of its Shareholders (1) to amend Plum’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which Plum has to consummate a business combination (the “Articles Extension”) from March 18, 2023 (the “Original Termination Date”) to June 18, 2023 (the “Articles Extension Date”) and to allow Plum, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of Plum’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 18, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of Plum’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”) and (2) to amend the Articles to eliminate from the Articles the limitation that Plum may not redeem Class A ordinary shares to the extent that such redemption would result in Plum having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow Plum to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The shareholders of Plum approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Shareholder Meeting and on March 15, 2023, Plum filed the amendment to the Articles with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,693,416 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.23 per share, for an aggregate redemption amount of $273,112,311.62.

Our Values

We will seek to acquire an asset with the most promising potential for returns and enhance those returns with concerted support from our team of Diversity, Equity, and Inclusion (“DEI”) experts. We believe there is a powerful, positive correlation between DEI efforts and value creation. For example, a 2018 report by McKinsey examined trends in the impact of diversity on financial performance and found that “[t]he statistically significant correlation between a more diverse leadership team and financial outperformance…continues to hold true… The penalty for bottom-quartile for diversity persists… Not only were [these companies] not leading, they were lagging.” As such, we are committed to leveraging our team and networks to help our future partner company hire diverse candidates for their management team and board and to help further develop an inclusive and equitable workplace.

We also are undertaking a “2 and 20 pledge.” Our Sponsor intends to donate interests in our Sponsor equivalent to an aggregate of 105,000 founder shares to DEI related causes following the consummation of our initial business combination. We also commit to filling at least 20% of our board seats with candidates who bring gender, racial and/or ethnic diversity. We currently exceed this threshold with 60% diverse board members. We believe that our DEI strategy, along with our 2 and 20 pledge, will be highly appealing to market-leading companies across all sectors that prioritize attracting and retaining the best talent and standing out for thought leadership in the market.

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

•  Board director of Exxon Mobil, Uber, Endeavor Group Holdings, Inc., and IHS Holdings

•  Former directorships include American Express, Boston Scientific, and Nestle

•  Led White House national program on STEM under President Barack Obama and served as chair of the President’s Export Council

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

Ursula Burns is our Executive Chairwoman and a director. Ms. Burns has extensive international experience leading large companies confronting technology change in their industries. Ms. Burns served as the Chairman of the Board of Xerox Corporation from 2010 to 2017 and Chief Executive Officer from 2009 to 2016, after having been appointed President in 2007. Burns joined Xerox as a summer intern in 1980 and has since held leadership posts spanning corporate services, manufacturing and product development. She is the first, and still only, African-American woman to have led an S&P 500 company. Following the company’s split into Conduent and the new Xerox, she was named the Chairwoman of the new Xerox company. After her retirement from Xerox, Ms. Burns was appointed as Chairman of VEON, Ltd. in 2017. Ms. Burns became Chairman and CEO in December 2018 until June 2020. During her tenure at VEON, Burns successfully steered the company through various compliance and restructuring changes. Ms. Burns is a member of the Exxon Mobil, Uber Technologies, Inc., Endeavor Group Holdings, Inc., and IHS Holdings Board of Directors. She is also a founding partner of Integrum Holdings, a private equity firm, and Non-Executive Chairman of Teneo Holdings LLC. In addition, Burns is on several private company boards, while also providing leadership counsel to several other community, educational and non-profit organizations including the Ford Foundation, the Massachusetts Institute of Technology (MIT) Corporation, Cornell Tech Board of Overseers, the Metropolitan Museum of Art, and the Mayo Clinic amongst others. Ms. Burns was appointed by President Barack Obama to help lead the White House national program on Science, Technology, Engineering and Math (STEM) from 2009 to 2016, and she served as chair of the President’s Export Council from 2015 to 2016 after having served as vice chair from 2010 to 2015. Ms. Burns holds a master’s degree in mechanical engineering from Columbia University and a bachelor’s in mechanical engineering from Polytechnic Institute of New York University.

Kanishka Roy is our President, Co-Chief Executive Officer, and a director. Mr. Roy is a technology and finance veteran, with over 20 years of experience as a technology investment banker, public company executive, and growth investor. From 2014 to 2019, Mr. Roy helped leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy also served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing winning M&A playbooks to maximize shareholder value. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. Most recently, from 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar private AI company with over 20 million monthly average users and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth.

Mike Dinsdale is our Co-Chief Executive Officer, Chief Financial Officer, and a director. Mr. Dinsdale has embodied the “modern unicorn” CFO for over 20 years, with strategic expertise in building high-growth international companies that consistently exceed growth targets. Mr. Dinsdale has successfully secured over $1 billion in financing and been part of great teams generating more than $100 billion in value. Most recently, Mr. Dinsdale was the CFO for Gusto from 2017 to 2020 and prior to that was CFO at two generational, market leading software companies: DoorDash, from 2016 to 2017, and DocuSign, where he also served as Chief Growth Officer, from 2010 to 2016. In addition to his role at Plum, Mr. Dinsdale serves as a Venture Partner at Akkadian Ventures, a late-stage venture fund, and as a board member for private software companies. Mr. Dinsdale earned a BS in engineering from the University of Western Ontario and an MBA from McMaster University. Mr. Dinsdale holds the CFA designation and competed with the Canadian National Sailing Team in the 1996 Olympic trials. He also serves on the Board of Directors for WildAid.

Our Independent Directors

Directors	Biography
Mr. Lane Bess	• Served as COO of Zscaler and President & CEO of Palo Alto Networks • Serves on the Board of Trustees of Carnegie Mellon University

Ms. Kelly Breslin Wright

•  Served as Executive Vice President of Sales at Tableau Software

•  Served as President and Chief Operating Officer of Gong

•  Board Director of Gong and Lucid and former Board Director at Fastly, Even, and Amperity

Ms. Jennifer Ceran	• Board Director of several public and private companies including NerdWallet, Riskified, Klaviyo and Wyze Labs

Mr. Alok Sama	• Served as President & CFO of SoftBank Group International

Mr. Kevin Turner	• Served as COO of Microsoft • Former CEO of Sam’s Club, CIO of Walmart • Independent Board Member in Retail and Technology

Our independent directors all have significant skin in the game, sponsoring approximately 25% of the at-risk capital, and are further incentivized to generate exceptional returns through a performance bonus of interests in our Sponsor that are equivalent to an aggregate of up to 500,000 founder shares. Our 8-person Board of Directors includes all three members of the management team.

Lane Bess is a director. Mr. Bess has more than 35 years of experience and a proven track record as an executive for rapidly growing, publicly traded, and privately held companies serving the enterprise and consumer markets. Mr. Bess helped build three companies valued over $1bn in the internet security industry. Mr. Bess helped attain early funding and acted as CEO of Palo Alto Networks (PANW) from 2008–2011, where he led the late fundraising and scaled the company from its early go-to-market toa revenue run rate exceeding $200 million on the path to its IPO. He also was instrumental in building Zscaler (ZS) as COO from 2011 to 2015. Mr. Bess was EVP of Worldwide Sales and General Manager of publicly traded Trend Micro Inc. (Nikkei), growing worldwide revenues to over $1 billion annually, from 2002 to 2007. Mr. Bess currently operates his own $100 million venture investment firm, Bess Ventures, which he started in 2015, where he leverages funds generated from his operational success to help other firms create their path to positive outcomes. Some of the firm’s notable investments include Arista Networks, Nutanix Inc., ThoughtSpot, Rubrik, and Zscaler. Mr. Bess has a BS in Managerial Economics from Carnegie Mellon University and holds a Master’s Degree from the University of Dayton. Lane also serves as a Trustee on the Board of Carnegie Mellon University.

Kelly Breslin Wright is a director. Ms. Wright has over 30 years of experience in leadership, sales, operations, and strategy. Ms. Wright is currently a Board Director at Gong and Lucid. She previously served on the board of Fastly and Even and has advised multiple technology companies, including Asana and Dropbox. She is the Founder of Culture Driven Sales and teaches Go-To-Market Strategy as an adjunct professor at the University of Washington’s Foster School of Business. Prior to her current work as a board director, Ms. Wright spent 12 years at Tableau Software, where she led worldwide sales and field operations as Executive Vice President of Sales. She joined Tableau as the company’s first salesperson and tenth employee in 2005, and she helped grow Tableau into a multi-billion-dollar public company as a key member of the executive team. Ms. Wright grew Tableau’s revenue from zero to more than $800 million and managed over half of Tableau’s global team as the company expanded to 3,400 employees. Ms. Wright also served as President and Chief Operating Officer at Gong, where she ran all go-to-market functions and helped build a strong foundation of people, processes, and systems for future scale. She recently transitioned from her operating role back to Gong’s Board of Directors. Earlier in her career, Ms. Wright spent time at Bain & Company, McKinsey & Company, Bank of America, Dale Carnegie Training, and At Hoc. She earned her BA from Stanford University and her MBA from The Wharton School at the University of Pennsylvania.

Jennifer Ceran is a director. Ms. Ceran is a senior finance leader with more than 30 years of experience working at high growth, brand name private and public companies. Ms. Ceran was CFO of Smartsheet, a public SaaS company, from 2016 until 2021. From 2012 to 2015, Ms. Ceran also served as Vice President of Finance for Box, Inc., a leading content management company, where she was responsible for helping the founders scale the company and prepare for a successful IPO. From 2003 to 2012, Ms. Ceran held various positions at eBay Inc., a global e-commerce and payments company, including Vice President (VP) and Treasurer, VP Financial Planning and Analysis, and VP Investor Relations. Ms. Ceran also ran their first Finance Leadership Development Program, a program to develop top finance talent. Ms. Ceran has received numerous recognitions during her career. Ms. Ceran was recognized by Treasury and Risk Management Magazine from 2006 through 2009 as one of the “100 Most Influential People in Finance.” In 2011, she was ranked first in the Institutional Investor list of investor-relations leaders in the internet industry. In 2017, Ms. Ceran received the honorable Puget Sound Business Journal CFO of the year award. Ms. Ceran is on several public and private company boards including NerdWallet, Riskified, Klaviyo and Wyze Labs. Ms. Ceran holds an MBA in Finance and Accounting from the University of Chicago Booth School of Business and BAs in Communications and French from Vanderbilt University.

Alok Sama is a director. Mr. Sama is currently a Senior Advisor to Warburg Pincus LLC, joining in 2020. He was formerly President & CFO of SoftBank Group International (“SBGI”) and Chief Strategy Officer for SoftBank Group (“SBG”), departing in 2020. While at SoftBank, Mr. Sama led the $59 billion merger of Sprint and T-Mobile, the $34 billion acquisition of ARM Holdings Plc, the $10 billion disposition of SoftBank’s stake in Alibaba Group Holding, the $8.6 billion sale of Supercell Oy to Tencent Holdings, and the restructuring of SoftBank’s holding in Yahoo Japan. Mr. Sama was also responsible for multiple growth capital investments across technology verticals, including ride sharing, fintech, and communications. Mr. Sama represented SoftBank as a Board member at Arm Holdings, Fortress Investment Group, SoFi, Brightstar Corp, Softbank Energy, SoftBank Group Capital, and Airtel Africa. Mr. Sama was also a Senior Managing Director at Morgan Stanley, where he led the firm’s communications practice in Europe and TMT practice in the Asia-Pacific region. Mr. Sama co-founded Baer Capital Partners, an alternative asset management firm focused on India with over $300 million in assets, in partnership with the Baer family and Dubai Holdings. He continues to be a Director of Baer Capital. He is a member of the CNBC Global CFO Council, and a former Chairman of the London Chapter of the Young President’s Organization (YPO).

Kevin Turner is a director. Mr. Turner is a highly unique CEO and executive who has served and excelled at two of the most admired companies in the world, Walmart and Microsoft. As Microsoft’s former Chief Operating Officer from 2005 to 2016, Mr. Turner led the company’s global sales, marketing and services organization of 70,000+ employees in more than 190 countries through the transition of Bill Gates, Steve Ballmer, and Satya Nadella. Under Mr. Turner’s leadership, the sales and marketing group delivered more than $91.9 billion in revenue in fiscal 2016. Mr. Turner oversaw worldwide sales, field marketing, services, support, and partner channels, as well as Microsoft Stores and corporate support functions, including Information Technology, Worldwide Licensing & Pricing, and Operations. Mr. Turner spent nearly 20 years at Wal-Mart Stores, where he rose through the ranks and was named the youngest corporate officer ever at Wal-Mart at age 29. Mr. Turner held various leadership positions at Wal- Mart, including becoming the Chief Information Officer for Wal-Mart Stores, and as his last assignment he served as the President and Chief Executive Officer of SAM’S CLUB, a $37 billion division of Wal-Mart Stores. He was appointed Chairman of Zayo Group in 2020 and Vice Chairman of the Board for Albertsons Companies. He served as a Board Director for Nordstrom from 2010 to 2020, and Vice Chairman of Citadel and CEO of Citadel Securities from 2016 to 2017. Mr. Turner served as President and CEO of Core Scientific, then a privately held company, 2018 to May 2021.

Leadership Council and Senior Advisory Team

Our Leadership Council includes individuals with a track record of success that positions them to add value to potential partner companies, advise our management team and board, and bring unique insights and connectivity around deal sourcing and diligence. This team, with approximately 17% sponsorship of the at-risk capital, is comprised of a diverse set of leaders, including the former CEO of Ericsson, a former Senior Advisor to President Barack Obama, a former CEO of Young & Rubicam, prominent Venture Capitalists, current public company CEOs, and Clevel executives at blue chip public companies.

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

We have developed a clear value-add playbook for public company growth and have staffed ourselves appropriately to execute on a variety of formalized initiatives in service of our eventual partner company. Most of our team of operators have chosen to work with Plum over other SPACs, and to invest in our risk capital, because we offer them the chance to leverage their skills and expertise for the benefit of our eventual partner company. We have formalized this value-add process through our playbook, Accelerating Through the Bell. This playbook consists of plays from tested, successful operators to help our partner company de-risk its listing and enhance its growth post-listing.

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

Our Acquisition Criteria

We do not think that there isa one-size fits-all list of criteria that we can use to evaluate companies. However, wise and flexible employment of our investment principles is the north star of our investment decision process:

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, directors, or council member. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our Sponsor, officers, directors or council members, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, which may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination of approximately $54 million held in the Trust Account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Our Sponsor, officers, directors, council members and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors, council members or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, council members or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, council members or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

In the event we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

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

However, we would not be restricting our shareholders’ ability to vote all their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) to consummate an initial business combination. If we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination). Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 27 months from the closing of the initial public offering or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held in Company accounts outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The representative of the underwriter will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the representative of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to the amounts remaining in Company accounts outside the trust account following the initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination):

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to any limitations (including, but not limited, to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, council members or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our Sponsor, directors, officers, council members or their affiliates may pay in these transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going- private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our Sponsor, who will be our only remaining shareholder after such redemptions.

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

Facilities

We currently maintain our executive offices at 2021 Fillmore St. #2089, San Francisco, California 94115. The cost for our use of this space is included in the $10,000 per month fee we will pay to our Sponsor or an affiliate of our Sponsor for office space, unless waived by our Sponsor, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Report, before deciding to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We may not be able to complete the Business Combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Business Combination fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an exempted company, incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 27 months after the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis and is adversely affecting the economies and financial markets in the U.S. and worldwide and could adversely affect the business of any potential target company with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, continue to limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to consummate an initial business combination within 27 months after the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 27 months after the closing of the initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 27 months following the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement warrants, only approximately $1,800,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, and third parties will be sufficient to allow us to operate for at least the 27 months following the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision(a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Unless funded by the proceeds of loans available from our Sponsor, its affiliates or members of our management team, and third parties the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

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

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, council members, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

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

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

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

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 following the completion of the initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write- down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges maybe non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to our initial public offering registration statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis,20% of our Class A ordinary shares upon the closing of the initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The net proceeds from the initial public offering and the sale of the private placement warrants provided us with $319,216,340 that we may use to complete our initial business combination, which amount was reduced to approximately $54 million following redemptions in connection with the extraordinary general meeting of shareholders held on March 15, 2023.

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

If we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), our public shareholders may be forced to wait beyond such 27 months (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) before redemption from our trust account.

If we have not consummated an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of June 18, 2023, unless such date is extended by our Board, pursuant to our amended and restated articles of association , to complete a Business Combination. Although we expect to complete a business combination prior to the expiration of the combination period, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

Risks Relating to our Securities

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are be held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $52,282,180, as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants are listed on Nasdaq, and, as a result, qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination because of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 494,771,782 and 42,109,591 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2022, there were no preference shares issued and outstanding.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in the initial public offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications, or abilities necessary to profitably operate such business.

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

On January 13, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. If we increase or decrease the size of our offering, we will effect a share capitalization or a share surrender or redemption or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the initial public offering in such amount as to maintain the number of founder shares, on an as-converted basis, at 20% of our issued and outstanding ordinary shares upon the consummation of the initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, on April 14, 2021, our Sponsor purchased an aggregate of 6,256,218 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($9,384,327 in the aggregate), in a private placement that closed simultaneously with the closing of the initial public offering. If we do not consummate an initial business within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 27-month anniversary of the closing of the initial public offering (or up to 36 month anniversary from the closing of our initial public offering if we extend the period of time to consummate a business combination) nears, which is the deadline for our consummation of an initial business combination.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 6,384,326 Public Warrants and 6,256,218 Private Placement Warrants and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2022, contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging —Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots, and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

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

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition, and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

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

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq. Our units commenced public trading on March 15, 2021, under the symbol “PLMIU” Our Class A ordinary shares and warrants began separate trading on May 6, 2021, under the symbols “PLMI” and “PLMIW,” respectively.

(b) Holders

As of April 17, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

With the underwriter’s over-allotment remaining option expired in May 2021, the initial shareholders forfeited 644,591 shares to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of December 31, 2022, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.

On March 18, 2021, we completed our initial public offering of 30,000,000 units, at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $300.0 million.

On April 14, 2021, the Company sold an additional 1,921,634 units for gross proceeds in connection with the underwriter’s partial exercise of its overallotment option for total gross proceeds of approximately $19.2 million.

Concurrently with the closing of the initial public offering, our Sponsor purchased 6,000,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share generating gross proceeds of $9.0 million, in a private placement that closed simultaneously with the closing of our initial public offering. Simultaneously with the closing of the over-allotment option, our Sponsor purchased an additional 256,218 private placement warrants generating additional proceeds of $0.4 million. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the company does not complete an initial business combination within 27 months from the closing of our initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination), the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the initial public offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On January 31, 2022, the Company issued an unsecured promissory note (the “Dinsdale Note”) in the principal amount of $500,000 to Mike Dinsdale. The Dinsdale Note does not bear interest and is repayable in full upon consummation of a Business Combination. The Company may draw on the Dinsdale Note from time to time, in increments of not less than $50,000, until the earlier of March 18, 2023 or the date on which the Company consummates a Business Combination. If the Company does not complete a Business Combination, the Dinsdale Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Mr. Dinsdale shall have the option, but not the obligation, to convert the principal balance of the Dinsdale Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Dinsdale Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Dinsdale Note and all other sums payable with regard to the Dinsdale Note becoming immediately due and payable. The Dinsdale Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 11, 2022, the Company issued an unsecured promissory note (the “Burns Note”) in the principal amount of $500,000 to Ursula Burns. The Burns Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). Up to fifty percent (50%) of the principal of the Burns Note may be drawn down from time to time at the Company’s option prior to August 25, 2022 and any or all of the remaining undrawn principal of the Burns Note may be drawn down from time to time at the Company’s option after August 25, 2022, in each case in increments of not less than $50,000. If the Company does not complete a Business Combination, the Burns Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, Ms. Burns shall have the option, but not the obligation, to convert the principal balance of the Burns Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Burns Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Burns Note and all other sums payable with regard to the Burns Note becoming immediately due and payable.

On March 16, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Roy Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 16, 2023. The Roy Note does not bear interest and matures upon the consummation of the Company’s initial business combination with one or more businesses or entities. In the event the Company does not consummate a business combination, the Roy Note will be repaid upon the Company’s liquidation only from amounts remaining outside of the Company’s trust account, if any. The Roy Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Roy Note and all other sums payable with regard to the Roy Note becoming immediately due and payable.

Use of Proceeds

In connection with the initial public offering and the exercise of the underwriter’s over-allotment option, we incurred offering costs of approximately $18.3 million (including underwriting commissions of approximately $6.3 million and deferred underwriting commissions of approximately $11.2 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $319.2 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the initial public offering) was placed in the trust account, which amount was reduced to approximately $54 million following redemptions in connection with the extraordinary general meeting of shareholders held on March 15, 2023. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

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

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Plum Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Plum Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-K including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On March 2, 2023, Plum entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Plum, Sakuu Corporation, a Delaware corporation (“Sakuu”), Plum SPAC 1 Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Plum (“Merger Sub I”), and Plum SPACE 2 Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Plum (“Merger Sub II”).

The Business Combination Agreement provides that (a) on the day of the closing of the Business Combination (the “Closing”), Plum will change its jurisdiction of incorporation by deregistering and transferring by way of continuation as a Cayman Islands exempted company limited by shares and domesticating as a corporation incorporated under the laws of the State of Delaware (“Domestication”), change its name to “Sakuu Holdings, Inc.”, and amend its governing documents to become the Post-Closing Certificate of Incorporation and Post-Closing Bylaws (as such terms are defined in the Business Combination Agreement), (b) following the Domestication and upon the filing of the Certificate of First Merger (as defined in the Business Combination Agreement), Merger Sub I will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Plum (“First Merger”), and (c) immediately following the First Merger and upon the filing of the Certificate of Second Merger (as defined in the Business Combination Agreement), the Company will merge with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly owned subsidiary of Plum (“Second Merger”).

The Business Combination is subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Plum and Sakuu. There is no assurance that the Business Combination will be completed.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, on the day of Closing each Plum Class A ordinary share and Plum Class B ordinary share issued and outstanding immediately prior to the Domestication shall, by virtue of the Domestication, be automatically converted on a one-for-one basis into a share of Class A common stock, par value $0.0001 per share, of Plum (“New Plum Common Shares”).

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, Sakuu’s equity holders will receive a number of shares of Common Stock (or rights to acquire such Common Stock) of Plum in the aggregate equal to $600,000,000.00 plus the aggregate exercise prices of Sakuu’s options and warrants, divided by $10.00.

Results of Operations

For the year ended December 31, 2022, we had a net income from operations of $10,578,125. In addition to the loss from operations of $4,074,437, we recognized other income of $14,652,562 consisting of the change in fair value of our warrant liabilities of $8,973,522, termination fee of $1,000,000 and interest earned on investments held in the Trust Account of $4,679,040.

For the period from January 11, 2021 (inception) through December 31, 2021, we had a loss from operations of $2,916,919. In addition to the loss from operations, we recognized other income of $9,510,936 consisting of the change in fair value of our warrant liabilities of $9,177,618, gain on expiration of our over-allotment option of $881,755, and interest income of $16,264 partially offset by transaction costs related to our IPO of $564,701.

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The change in fair value of our warrant liabilities had no impact on cash. As of December 31, 2022, $323,911,642 was held in the Trust Account, cash outside of Trust Account of $86,401 and $2,640,756 in accounts payable and accrued expenses.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds in the Trust will not be released from the Trust Account (1) to us, until the completion of our initial Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of our initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of the public shares if we do not complete an initial Business Combination within 27 months from the closing of the IPO (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if we have not consummated a Business Combination within the Combination Period, subject to applicable law.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had cash outside our Trust Account of $86,401, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In March and April 2021, we sold 31,921,634 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $319,216,340. In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,693,416 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.23 per share, for an aggregate redemption amount of $273,112,311.62.

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

On January 31, 2022, the Company issued an unsecured promissory note (the “Dinsdale Note”) in the principal amount of $500,000 to Mike Dinsdale. The Dinsdale Note does not bear interest and is repayable in full upon consummation of a Business Combination. The Company may draw on the Dinsdale Note from time to time, in increments of not less than $50,000, until the earlier of March 18, 2023 or the date on which the Company consummates a Business Combination. If the Company does not complete a Business Combination, the Dinsdale Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Mr. Dinsdale shall have the option, but not the obligation, to convert the principal balance of the Dinsdale Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Dinsdale Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Dinsdale Note and all other sums payable with regard to the Dinsdale Note becoming immediately due and payable. The Dinsdale Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 11, 2022, the Company issued an unsecured promissory note (the “Burns Note”) in the principal amount of $500,000 to Ursula Burns. The Burns Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). Up to fifty percent (50%) of the principal of the Burns Note may be drawn down from time to time at the Company’s option prior to August 25, 2022 and any or all of the remaining undrawn principal of the Burns Note may be drawn down from time to time at the Company’s option after August 25, 2022, in each case in increments of not less than $50,000. If the Company does not complete a Business Combination, the Burns Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, Ms. Burns shall have the option, but not the obligation, to convert the principal balance of the Burns Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Burns Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Burns Note and all other sums payable with regard to the Burns Note becoming immediately due and payable.

On March 16, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Roy Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 16, 2023. The Roy Note does not bear interest and matures upon the consummation of the Company’s initial business combination with one or more businesses or entities. In the event the Company does not consummate a business combination, the Roy Note will be repaid upon the Company’s liquidation only from amounts remaining outside of the Company’s trust account, if any. The Roy Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Roy Note and all other sums payable with regard to the Roy Note becoming immediately due and payable.

As of December 31, 2022, we had investments held in the Trust Account of $323,911,642 (including $4,679,040 of income) consisting of money market funds. As of March 31, 2023, we had investments held in the Trust Account of $54,368,297 (including $3,088,966 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the year ended December 31, 2022, cash used in operating activities was $1,020,823. Net income of $10,578,125 was primarily offset by the change in the fair value of our warrant liabilities of $8,973,522 and interest earned on investments held in the Trust Account of $4,679,040. Other operational activities including amounts due to related party, prepaid assets and accounts payable and accrued expenses generated $120,000, $348,794, and $1,584,820, respectively.

For the period from January 11, 2021 (inception) through December 31, 2021, cash used in operating activities was $2,138,406. Net income of $6,594,017 was primarily offset by the change in the fair value of our warrant liabilities of $9,177,618, gain on expiration of our over-allotment option of $881,755, and payments generating prepaid assets of $392,425. Partially offsetting the net income was $564,701 from IPO related transaction costs. Other operational activities include an increase in payables of $1,055,936 and amounts due to related parties of $115, 000.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of December 31, 2022, $1,000,000 Working Capital Loans have been issued (Note 5).

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

Further, management has determined that if the Company is unable to complete a Business Combination by June 18, 2023, or March 18, 2024 if elected to extend the Termination Date up to nine times by an additional one month each time (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

Redeemable Shares of Class A Ordinary shares

All of the 5,228,218 shares of Class A ordinary shares included in the Units sold as part of the Public Offering remaining after the redemptions in connection with the extraordinary general meeting of shareholders held on March 15, 2023 contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Management has concluded that our internal control over financial reporting was effective at December 31, 2022.

Management has also concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Appointment of Chief Operating Officer

On April 12, 2023, the Board of Directors appointed James Lynfield as the Company’s Chief Operating Officer. Mr. Lynfield, 30, has served as a partner of the Sponsor since May 2021. Prior to joining the Sponsor, Mr. Lynfield served as a private equity associate at Cerberus Capital Management from August 2017 through April 2019 and as an investment banking analyst at Credit Suisse from July 2015 through June 2017. Mr. Lynfield holds an undergraduate degree in Mathematics from Northwestern University and an MBA from Columbia Business School.

Mr. Lynfield will not receive any compensation from the Company in connection with his service as the Company’s Chief Operating Officer. Mr. Lynfield will report to Messrs. Roy and Dinsdale, who remain in charge of all of the Company’s principal business units, divisions and functions and perform all policy-making functions at the Company. Accordingly, Mr. Lynfield is not an “executive officer” of the Company as defined by Rule 3b-7 under the Securities Exchange Act of 1934, as amended.

Promissory Note

On April 17, 2023, the Company issued an unsecured promissory note (the “Note”), dated effective as of March 17, 2023, in the principal amount of up to $1,500,000 to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. An initial draw in the amount of $480,000 occurred on March 17, 2023. The Note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering, and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor.

The Note was issued, and any private placement warrants and underlying shares will be issued, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing description of the Note is qualified in its entirety by reference to the full text of the Note, a copy of which is filed herewith as Exhibit 10.13.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Ursula Burns	64	Executive Chairwoman and Director

Kanishka Roy	47	President, Co-Chief Executive Officer, and Director

Mike Dinsdale	50	Co-Chief Executive Officer, Chief Financial Officer, and Director

Lane Bess	61	Director

Kelly Breslin Wright	52	Director

Jennifer Ceran	59	Director

Alok Sama	60	Director

Kevin Turner	57	Director

Ursula Burns is our Executive Chairwoman and a director. Ms. Burns has extensive international experience leading large companies confronting technology change in their industries. Ms. Burns served as the Chairman of the Board of Xerox Corporation from 2010 to 2017 and Chief Executive Officer from 2009 to 2016, after having been appointed President in 2007. Burns joined Xerox as a summer intern in 1980 and has since held leadership posts spanning corporate services, manufacturing and product development. She is the first, and still only, African-American woman to have led an S&P 500 company. Following the company’s split into Conduent and the new Xerox, she was named the Chairwoman of the new Xerox company. After her retirement from Xerox, Ms. Burns was appointed as Chairman of VEON, Ltd. in 2017. Ms. Burns became Chairman and CEO in December 2018 until June 2020. During her tenure at VEON, Burns successfully steered the company through various compliance and restructuring changes. Ms. Burns is a member of the Exxon Mobil, Uber Technologies, Inc., Endeavor Group Holdings, Inc., and IHS Holdings Board of Directors. She is also a founding partner of Integrum Holdings, a private equity firm, and Non-Executive Chairman of Teneo Holdings LLC. In addition, Burns is on several private company boards, while also providing leadership counsel to several other community, educational and non-profit organizations including the Ford Foundation, the Massachusetts Institute of Technology (MIT) Corporation, Cornell Tech Board of Overseers, the Metropolitan Museum of Art, and the Mayo Clinic amongst others. Ms. Burns was appointed by President Barack Obama to help lead the White House national program on Science, Technology, Engineering and Math (STEM) from 2009 to 2016, and she served as chair of the President’s Export Council from 2015 to 2016 after having served as vice chair from 2010 to 2015. Ms. Burns holds a master’s degree in mechanical engineering from Columbia University and a bachelor’s in mechanical engineering from Polytechnic Institute of New York University.

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

Lane Bess is a director. Mr. Bess has more than 35 years of experience and a proven track record as an executive for rapidly growing, publicly traded, and privately held companies serving the enterprise and consumer markets. Mr. Bess helped build three companies valued over $1bn in the internet security industry. Mr. Bess helped attain early funding and acted as CEO of Palo Alto Networks (PANW) from 2008–2011, where he led the late fundraising and scaled the company from its early go-to-market toa revenue run rate exceeding $200 million on the path to its IPO. He also was instrumental in building Zscaler (ZS) as COO from 2011 to 2015. Mr. Bess was EVP of Worldwide Sales and General Manager of publicly traded Trend Micro Inc. (Nikkei), growing worldwide revenues to over $1 billion annually, from 2002 to 2007. Mr. Bess currently operates his own $100 million venture investment firm, Bess Ventures, which he started in 2015, where he leverages funds generated from his operational success to help other firms create their path to positive outcomes. Some of the firm’s notable investments include Arista Networks, Nutanix Inc., ThoughtSpot, Rubrik, and Zscaler. Mr. Bess has a BS in Managerial Economics from Carnegie Mellon University and holds a master’s degree from the University of Dayton. Lane also serves as a Trustee on the Board of Carnegie Mellon University.

Kelly Breslin Wright is a director. Ms. Wright has over 30 years of experience in leadership, sales, operations, and strategy. Ms. Wright is currently a Board Director at Gong and Lucid. She previously served on the board of Fastly and Even and has advised multiple technology companies, including Asana and Dropbox. She is the Founder of Culture Driven Sales and teaches Go-To-Market Strategy as an adjunct professor at the University of Washington’s Foster School of Business. Prior to her current work as a board director, Ms. Wright spent 12 years at Tableau Software, where she led worldwide sales and field operations as Executive Vice President of Sales. She joined Tableau as the company’s first salesperson and tenth employee in 2005, and she helped grow Tableau into a multi-billion-dollar public company as a key member of the executive team. Ms. Wright grew Tableau’s revenue from zero to more than $800 million and managed over half of Tableau’s global team as the company expanded to 3,400 employees. Ms. Wright also served as President and Chief Operating Officer at Gong, where she ran all go-to-market functions and helped build a strong foundation of people, processes, and systems for future scale. She recently transitioned from her operating role back to Gong’s Board of Directors. Earlier in her career, Ms. Wright spent time at Bain & Company, McKinsey & Company, Bank of America, Dale Carnegie Training, and At Hoc. She earned her BA from Stanford University and her MBA from The Wharton School at the University of Pennsylvania.

Jennifer Ceran is a director. Ms. Ceran is a senior finance leader with more than 30 years of experience working at high growth, brand name private and public companies. Ms. Ceran was CFO of Smartsheet, a public SaaS company, from 2016 until 2021. From 2012 to 2015, Ms. Ceran also served as Vice President of Finance for Box, Inc., a leading content management company, where she was responsible for helping the founders scale the company and prepare for a successful IPO. From 2003 to 2012, Ms. Ceran held various positions at eBay Inc., a global e-commerce and payments company, including Vice President (VP) and Treasurer, VP Financial Planning and Analysis, and VP Investor Relations. Ms. Ceran also ran their first Finance Leadership Development Program, a program to develop top finance talent. Ms. Ceran has received numerous recognitions during her career. Ms. Ceran was recognized by Treasury and Risk Management Magazine from 2006 through 2009 as one of the “100 Most Influential People in Finance.” In 2011, she was ranked first in the Institutional Investor list of investor-relations leaders in the internet industry. In 2017, Ms. Ceran received the honorable Puget Sound Business Journal CFO of the year award. Ms. Ceran is on several public and private company boards including NerdWallet, Riskified, Klaviyo and Wyze Labs. Ms. Ceran holds an MBA in Finance and Accounting from the University of Chicago Booth School of Business and BAs in Communications and French from Vanderbilt University.

Alok Sama is a director. Mr. Sama is currently a Senior Advisor to Warburg Pincus LLC, joining in 2020. He was formerly President & CFO of SoftBank Group International (“SBGI”) and Chief Strategy Officer for SoftBank Group (“SBG”), departing in 2020. While at SoftBank, Mr. Sama led the $59 billion merger of Sprint and T-Mobile, the$34 billion acquisition of ARM Holdings Plc, the $10 billion disposition of SoftBank’s stake in Alibaba Group Holding, the $8.6 billion sale of Supercell Oy to Tencent Holdings, and the restructuring of SoftBank’s holding in Yahoo Japan. Mr. Sama was also responsible for multiple growth capital investments across technology verticals, including ride sharing, fintech, and communications. Mr. Sama represented SoftBank as a Board member at Arm Holdings, Fortress Investment Group, SoFi, Brightstar Corp, Softbank Energy, SoftBank Group Capital, and Airtel Africa. Mr. Sama was also a Senior Managing Director at Morgan Stanley, where he led the firm’s communications practice in Europe and TMT practice in the Asia-Pacific region. Mr. Sama co-founded Baer Capital Partners, an alternative asset management firm focused on India with over $300 million in assets, in partnership with the Baer family and Dubai Holdings. He continues to be a Director of Baer Capital. He is a member of the CNBC Global CFO Council, and a former Chairman of the London Chapter of the Young President’s Organization (YPO).

Kevin Turner is a director. Mr. Turner is a highly unique CEO and executive who has served and excelled at two of the most admired companies in the world, Walmart and Microsoft. As Microsoft’s former Chief Operating Officer from 2005 to 2016, Mr. Turner led the company’s global sales, marketing and services organization of 70,000+ employees in more than 190 countries through the transition of Bill Gates, Steve Ballmer, and Satya Nadella. Under Mr. Turner’s leadership, the sales and marketing group delivered more than $91.9 billion in revenue in fiscal 2016. Mr. Turner oversaw worldwide sales, field marketing, services, support, and partner channels, as well as Microsoft Stores and corporate support functions, including Information Technology, Worldwide Licensing & Pricing, and Operations. Mr. Turner spent nearly 20 years at Wal-Mart Stores, where he rose through the ranks and was named the youngest corporate officer ever at Wal-Mart at age 29. Mr. Turner held various leadership positions at Wal-Mart, including becoming the Chief Information Officer for Wal-Mart Stores, and as his last assignment he served as the President and Chief Executive Officer of SAM’S CLUB, a $37 billion division of Wal-Mart Stores. He was appointed Chairman of Zayo Group in 2020 and Vice Chairman of the Board for Albertsons Companies. He served as a Board Director for Nordstrom from 2010 to 2020, and Vice Chairman of Citadel and CEO of Citadel Securities from 2016 to 2017. Mr. Turner served as President and CEO of Core Scientific, then a privately held company, 2018 to May 2021.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Bess, Ms. Ceran, and Mr. Sama serve on our audit committee. Our board of directors has determined that Mr. Bess, Ms. Ceran and Mr. Sama are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Sama will serve as the Chairman of the audit committee.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in our nominating committee charter, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education, or public service;

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers, and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

In addition, our Sponsor, officers, and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Ursula Burns	Teneo Holdings LLC	Public relations and advisory services	Senior Advisor

	Integrum Holdings	Private Equity	Founding Partner

	Uber Technologies, Inc.	Rideshare	Board Member

	Endeavor Group Holdings, Inc.	Entertainment	Board Member

	IHS Holding Limited	Telecommunication Infrastructure	Board Member

	Exxon Mobil Corporation	Energy	Board Member

Mike Dinsdale	Akkadian Ventures, LLC	Investment, Management & Fundraising	Venture Partner

	Clause Inc.	Financial Technology	Board Member

	Jirav, Inc.	Financial Technology	Board Member

Lane Bess	Bess Ventures and	Investing	Founder and Principal

Individual	Entity	Entity’s Business	Affiliation
Kelly Breslin Wright	Gong.io Inc.	Artificial Intelligence Software	Board Member

	Lucid Software Inc.	Software	Board Member

Jennifer Ceran	True Capital Partners, LLC	Talent Management	Board Member

	Klaviyo, Inc.	Software	Board Member; Interim CFO

	Riskified Ltd.	Software	Board Member

	NerdWallet, Inc.	Personal Finance	Board Member

	Wyze Labs, Inc.	Consumer Technology	Board Member

	Flock Safety	Automotive Technology	Board Member

Alok Sama	Warburg Pincus LLC	Private Equity	Senior Advisor

	Blue River Acquisition Corp	Special Purpose Acquisition Company	Board Member

	Valhalla Ventures	Private Equity	Vice Chairman

Kevin Turner	Albertsons Companies, Inc.	Grocery	Vice Chairman

	Zayo Group Holdings, Inc.	Communications Infrastructure	Chairman

	EdgeConneX, Inc.	Data Center Solutions	Director

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

•

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 27 months from the closing of the initial public offering (or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement, or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 17, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary share; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,228,218 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 7,980,409 Class B ordinary shares outstanding as of April 17, 2023. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares		Class A ordinary shares

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control

Plum Partners, LLC(3)	7,980,409	100.0%	—	—	20.0%
Ursula Burns(3)	7,980,409	100.0%	—	—	20.0%
Kanishka Roy(3)	7,980,409	100.0%	—	—	20.0%
Mike Dinsdale(3)	7,980,409	100.0%	—	—	20.0%
Lane Bess(4)	—	—	—	—	—
Kelly Breslin Wright(4)	—	—	—	—	—
Jennifer Ceran(4)	—	—	—	—	—
Alok Sama(4)	—	—	—	—	—
Kevin Turner(4)	—	—	—	—	—
All officers and directors as a group (8 individuals)	7,980,409	100.0%	—	—	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 2021 Fillmore St. #2089, San Francisco, California 94115.
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

On January 13, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter. On April 14, 2021, the underwriter partially exercised its over-allotment option buying 1,921,634 Units thus reducing the total number of share subject to forfeiture to 644,591. On May 2, 2021, the underwriter’s over-allotment option expired and 644,591 Founder Shares were forfeited to the Company.

The Sponsor and the Company’s directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”).Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and the directors and executive officers with respect to any Founder Shares.

On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of November 30, 2021, or the completion of the IPO. As of December 31, 2022, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, and third parties have committed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On January 31, 2022, the Company issued an unsecured promissory note (the “Dinsdale Note”) in the principal amount of $500,000 to Mike Dinsdale. The Dinsdale Note does not bear interest and is repayable in full upon consummation of a Business Combination. The Company may draw on the Dinsdale Note from time to time, in increments of not less than $50,000, until the earlier of March 18, 2023 or the date on which the Company consummates a Business Combination. If the Company does not complete a Business Combination, the Dinsdale Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Mr. Dinsdale shall have the option, but not the obligation, to convert the principal balance of the Dinsdale Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Dinsdale Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Dinsdale Note and all other sums payable with regard to the Dinsdale Note becoming immediately due and payable. The Dinsdale Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 11, 2022, the Company issued an unsecured promissory note (the “Burns Note”) in the principal amount of $500,000 to Ursula Burns. The Burns Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination (a “Business Combination”). Up to fifty percent (50%) of the principal of the Burns Note may be drawn down from time to time at the Company’s option prior to August 25, 2022 and any or all of the remaining undrawn principal of the Burns Note may be drawn down from time to time at the Company’s option after August 25, 2022, in each case in increments of not less than $50,000. If the Company does not complete a Business Combination, the Burns Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, Ms. Burns shall have the option, but not the obligation, to convert the principal balance of the Burns Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Burns Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Burns Note and all other sums payable with regard to the Burns Note becoming immediately due and payable.

On March 16, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Roy Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 16, 2023. The Roy Note does not bear interest and matures upon the consummation of the Company’s initial business combination with one or more businesses or entities. In the event the Company does not consummate a business combination, the Roy Note will be repaid upon the Company’s liquidation only from amounts remaining outside of the Company’s trust account, if any. The Roy Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Roy Note and all other sums payable with regard to the Roy Note becoming immediately due and payable.

The Company will pay the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the year ended December 31, 2022, the Company incurred $120,000, in fees for office space, secretarial and administrative services, respectively, of which such amounts are included in the due to related party in the accompanying balance sheets and incurred $549,198 for reimbursement of costs of costs of salaries and other services. For the period from January 11, 2021, through December 31, 2021, the Company incurred $851,053 in fees for these services, of which $736,053 was for reimbursement of costs of salaries and other services and $115,000 was for office space, secretarial and administrative services.

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

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $162,225 and $92,096 for the services Marcum performed in connection with the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for audit-related matters.

Tax Fees. During the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description

2.1	Business Combination Agreement, dated March 2, 2023.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(2)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(3)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(2)

4.2	Description of Company’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(2)

10.3	Registration and Shareholder Rights Agreement among Company and the Sponsor.(2)

10.4	Letter Agreement between the Company, the Sponsor and the Company’s officers and directors. (2)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(2)

10.6	Promissory Note, dated January 31, 2022, issued by Plum Acquisition Corp. I to Mike Dinsdale.(4)

10.7	Promissory Note, dated July 11, 2022, issued by Plum Acquisition Corp. I to Ursula Burns.(5)

10.8	Promissory Note dated March 16, 2023, by and between Plum Acquisition Corp. I and Mr. Kanishka Roy.(6)

10.9	Sponsor Letter Agreement, dated March 2, 2023.(1)

10.10	Company Support Agreement, dated March 2, 2023.(1)

10.11	Forward Purchase Agreement, dated March 1, 2023.(1)

10.12	Subscription Agreement dated March 16, 2023, by and among Plum Acquisition Corp. I, Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(3)

10.13	Promissory Note in favor of Plum Partners, LLC, dated effective as of March 17, 2023.*

31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Co-Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Co-Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	iXBRL Instance Document*

101.SCH	iXBRL Taxonomy Extension Schema*

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase*

101.DEF	iXBRL Taxonomy Extension Definition Linkbase*

101.LAB	iXBRL Taxonomy Extension Label Linkbase*

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2023.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2021.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2022.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 14, 2022.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2023.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023	PLUM ACQUISITION CORP. I

/s/ Michael Dinsdale
Name: Michael Dinsdale
Title: Co-Chief Executive Officer and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ursula Burns Ursula Burns	Chairwoman	April 17, 2023

/s/ Mike Dinsdale Mike Dinsdale	Co-Chief Executive Officer, Chief Financial Officer, and Director	April 17, 2023

/s/ Kanishka Roy Kanishka Roy	President, Co-Chief Executive Officer, and Director	April 17, 2023

/s/ Lane Bess Lane Bess	Director	April 17, 2023

/s/ Kelly Breslin Wright Kelly Breslin Wright	Director	April 17, 2023

/s/ Jennifer Ceran Jennifer Ceran	Director	April 17, 2023

/s/ Alok Sama Alok Sama	Director	April 17, 2023

/s/ Kevin Turner Kevin Turner	Director	April 17, 2023

PLUM ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Plum Acquisition Corp. I
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Plum Acquisition Corp. I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by June 18, 2023 or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinio
n.
/
S
/ Marcum LL
P
Marcum LLP
We have served as the Company’s auditor since 2021
.
New York, NY
April 1
7
, 2023

PLUM ACQUISITION CORP. I
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash	$86,401	$107,224
Prepaid expenses	43,631	343,630

Total current assets	130,032	450,854
Prepaid expenses—non-current	—	48,795
Investments held in Trust Account	323,911,642	319,232,602

TOTAL ASSETS	$324,041,674	$319,732,251

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,640,756	$1,055,936
Due to related party	235,000	115,000
Convertible promissory note – related party	1,000,000	—

Total current liabilities	3,875,756	1,170,936
Warrant liabilities	379,217	9,352,739
Deferred underwriting commissions liabilities	11,172,572	11,172,572

TOTAL LIABILITIES	15,427,545	21,696,247

COMMITMENTS AND CONTINGENCIES (NOTE 8)
Class A Ordinary shares subject to possible redemption, 31,921,634 shares at $10.15 and $10.00 redemption value as of December 31, 2022 and 2021, respectively	323,911,642	319,216,340
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 31,921,634 shares subject to possible redemption) as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding as of December 31, 2022 and 2021	799	799
Additional paid-in capital	—	—
Accumulated deficit	(15,298,312)	(21,181,135)

TOTAL SHAREHOLDERS’ DEFICIT	(15,297,513)	(21,180,336)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$324,041,674	$319,732,251

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISITION CORP. I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 11, 2021 (Inception) Through December 31,
	2022	2021
Formation and operating expenses	$4,074,437	$2,916,919

Loss from operations	(4,074,437)	(2,916,919)
Other income (expense):
Change in fair value of warrant liabilities	8,973,522	9,177,618
Transaction costs allocated to warrant liabilities	—	(564,701)
Gain on expiration of over-allotment option	—	881,755
Interest income – operating account	—	2
Termination Fee	1,000,000	—
Interest income – trust account	4,679,040	16,262

Total other income, net	14,652,562	9,510,936

Net income	$10,578,125	$6,594,017

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	31,921,634	25,840,755

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.27	$0.20

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,830,197

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.27	$0.20

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISITION CORP. I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’

	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 11, 2021	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Forfeit of founder shares	—	—	(644,591)	(64)	64	—	—
Initial classification of over-allotment liability	—	—	—	—	(1,170,000)	—	(1,170,000)
Partial exercise of over-allotment options	—	—	—	—	288,245	—	288,245
Excess cash received over fair value of private placement warrants	—	—	—	—	208,184	—	208,184
Net Income	—	—	—	—		6,594,017	6,594,017
Remeasurement adjustment of carrying value to redemption value	—	—	—	—	649,370	(27,775,152)	(27,125,782)

Balance as of December 31, 2021	—	—	7,980,409	799	—	(21,181,135)	(21,180,336)
Remeasurement adjustment of carrying value to Class A ordinary shares to redemption value	—	—	—	—	—	(4,695,302)	(4,695,302)
Net income	—	—	—	—	—	10,578,125	10,578,125

Balance as of December 31, 2022	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISITION CORP. I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from January 11, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,578,125	$6,594,017
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,679,040)	(16,262)
Change in fair value of warrant liabilities	(8,973,522)	(9,177,618)
Transaction costs allocated to warrant liabilities	—	564,701
Gain on expiration of over-allotment option	—	(881,755)
Changes in operating assets and liabilities:
Prepaid expense	348,794	(392,425)
Due to related party	120,000	115,000
Accounts payable and accrued expenses	1,584,820	1,055,936

Net cash used in operating activities	(1,020,823)	(2,138,406)

Cash Flows from Investing Activities:
Investments held in Trust	—	(319,216,340)

Net cash used in investing activities	—	(319,216,340)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of offering costs	—	312,832,013
Proceeds from issuance of Private Placement Warrants	—	9,384,327
Payment of offering costs	—	(779,370)
Proceeds from promissory note – related party	1,000,000	—

Net cash provided by financing activities	1,000,000	321,461,970

Net Change in Cash	(20,823)	107,224
Cash – Beginning of period	107,224	—

Cash – End of period	$86,401	$107,224

Non-Cash investing and financing activities:
Subsequent measurement of Class A ordinary shares to redemption amount	$4,695,302	$27,125,782

Deferred underwriting commissions payable charged to additional paid in capital	$—	$11,172,572

Forfeiture of founder shares	$—	$64

The accompanying notes are an integral part of these financial statements.

PLUM ACQUISITION CORP. I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021
NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS
Plum Acquisition Corp. I (the “Company” or “Plum”) was incorporated as a Cayman Islands exempted company on January 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any Business Combination target. The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).
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
The Company granted the underwriter a
45
-day
option from March 18, 2021 to purchase up to an additional
4,500,000
 Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.
The underwriter partially exercised the over-allotment option on April 14, 2021 and purchased 1,921,634 Units at $10.00 per Unit. Simultaneously with the issuance and sale of the Units on April 14, 2021, the Company consummated the private placement with the Sponsor for an aggregate of 256,218 warrants to purchase Class A Ordinary Shares for $1.50 per warrant generating total proceeds of $384,327. On April 14, 2021, $19,216,340, net of the underwriter discount, was deposited in the Company’s Trust account.
A total of $19,216,340 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO and the exercise of the over-allotment option amounted to $18,336,269 consisting of $6,384,327 of underwriting discount, $11,172,572 of deferred underwriting discount, and $779,370 of other offering costs. Of the transaction costs, $538,777 is included in transaction costs on the statements of operations and $17,797,492 is included in equity shareholders’ deficit.
Following the closing of the Public Offering on March 18, 2021 and the partial exercise of the underwriter’s over-allotment option, $
319,216,340 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States at Goldman Sachs, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invests only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of our initial Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 27 months from the closing of the IPO
(or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination)
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
These Public Shares have been classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company receives
 the approval of an ordinary resolution.
The Company will have to June 18, 2023, or until March 18, 2024, if elected to extend the Termination Date up to nine times by an additional one month each time, to complete an initial Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000
 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors, and third parties have committed to provide the Company Working Capital Loans (see Note 5). As of December 31, 2022, the Company had $
1,000,000 outstanding under Working Capital Loans.
As of December 31, 2022, the Company had $86,401 in its operating bank account and a working capital deficit of $3,745,724.
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
Further, management has determined that if the Company is unable to complete a Business Combination by June 18, 2023 or by March 18, 2024 if the Board of Directors adopts resolutions, upon request of the Sponsor, to extend the Termination Date up to nine times by an additional one month each time

(the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.
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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Investments Held in Trust Account
At December 31, 2022 and 2021, funds held in the Trust Account include $323,911,642 and $319,232,602, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the statements of operations.
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
As of December 31, 2022 and 2021, the ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$319,216,340
Less:
Proceeds allocated to Public Warrants	(9,354,214)
Ordinary share issuance costs	(17,771,568)
Plus:
Remeasurement adjustment of carrying value to redemption value	27,125,782

Ordinary shares subject to possible redemption, December 31, 2021	319,216,340
Plus:
Remeasurement adjustment of carrying value to redemption value	4,695,302

Ordinary shares subject to possible redemption, December 31, 2022	$323,911,642

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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, and promissory note to related parties are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments. See Note 7 for additional information on assets and liabilities measured at fair value.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income per Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Year Ended December 31, 2022		For the Period from January 11, 2021 (Inception) Through December 31, 2021
	Class A ordinary share subject to possible redemption	Class B ordinary share	Class A ordinary share subject to possible redemption	Class B ordinary share
Numerator
Allocation of net income	$8,462,500	$2,115,625	$5,060,575	$1,533,442
Denominator
Weighted average shares outstanding	31,921,634	7,980,409	25,840,755	7,830,197
Basic and diluted net income per share	$0.27	$0.27	$0.20	$0.20

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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On January 13, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter. On April 14, 2021 the underwriter partially exercised its
over-allotment option buying 1,921,634 Units thus reducing the total number of share subject to forfeiture to 644,591
. On May 2, 2021 the underwriter’s over-allotment option expired and
644,591 Founder Shares were forfeited to the Company.
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

Promissory Note — Related Party
On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest
bearing and payable on the earlier of November 30, 2021 or the completion of the IPO. As of December 31, 2022 and 2021, the Company has no borrowings under the Note. Borrowings under this note are no longer available.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, and third parties have committed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $
1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.
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
The Note and Second Note are reported at cost in the financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial.
As of December 31, 2022, the Company had $1,000,000 borrowings under the Note and Second Note.
On March 16, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Promissory Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 16, 2023. The Promissory Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Promissory Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.
Administrative Support Agreement
The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the year ended December 31, 2022, the Company incurred $120,000, in fees for office space, secretarial and administrative services, respectively, of which such amounts are included in the due to related party in the accompanying balance sheets and incurred $549,198 for reimbursement of costs of salaries and other services. For the period from January
1
1, 202
1
 through December 31, 202
1
, the Company incurred $
851,053 in fees for these services, of which $736,053 was for reimbursement of costs of salaries and other services and $115,000 was for office space, secretarial and administrative services.

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
NOTE 7 — RECURRING FAIR VALUE MEASUREMENTS
Investments Held in Trust Account
As of December 31, 2022 and 2021, the investments in the Company’s Trust Account consisted of $323.9 million and $319.2 million in U.S. Money Market funds, respectively. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.
Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.
Recurring Fair Value Measurements
The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warran ts is c
lassified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. At December 31, 2021, the Company reclassified the Public Warrants and Private Warrants from Level 3 to Level 1 and Level 2, respectively.
The fair value of the sponsor loan conversion option was $0 as of December 31, 2022. During the year ended December 31, 2022, the public warrant trading price was deeply below the conversion price making the call option on warrants embedded in the convertible note have de minis value. There was no change in fair value or transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022.
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
The following table presents fair value information as of December 31, 2022 and 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$323,911,642	$323,911,642	$—	$—
Liabilities
Sponsor Loan Conversion Option	—	—	—	—
Public warrant liability	191,529	191,529	—	—
Private warrant liability	187,687	—	187,687	—
Total	$379,216	$191,529	$187,687	$—

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$319,232,602	$319,232,602	$—	$—
Liabilities
Public warrant liability	4,723,763	4,723,763	—	—
Private warrant liability	4,628,976	—	4,628,976	—
Total	$9,352,739	$4,723,763	$4,628,976	$—
If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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
Underwriting Agreement
The Company granted the underwriter a
45-day
option from March 18, 2021 to purchase up to an additional 4,500,000
 Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter partially exercised the over-allotment option and, on April 14, 2021, the underwriter purchased
1,921,634
Units.
On March 18, 2021, the Company paid the underwriter’s fee of
 $6,000,000 upon the closing of the IPO. Upon partial exercise of the over-allotment option, the Company paid $384,327 to the underwriter.
In addition, the Underwriting Agreement provides $
11,172,572
 to be payable to the underwriter for deferred underwriting commissions. However, as discussed in Note 10, Subsequent Events, herein, the underwriter, Goldman Sachs, waived any entitlement it has to such commissions under the Underwriting Agreement.
Service Provider Agreements
From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.
Release Agreement
On October 31, 2022, the Company entered into a termination agreement with a potential party to a business combination (“Target”), pursuant to which the Company and Target agreed to release each other from any obligations and claims related to a certain Amended and Restated Non-Binding Term Sheet, dated as of June 22, 2022 (“Term Sheet”), and related Term Sheet Extension Letter Agreements, dated July 18, 2022, July 22, 2022, August 1, 2022, and August 8, 2022.
NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A Ordinary Shares outstanding, excluding 31,921,634 shares of Class A Ordinary Shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriter’
s
over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of December 31, 2022 and 2021, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.
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
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, besides the below, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the financial statements.
Extraordinary General Meeting and Redemption of Shares
On March 15, 2023, Plum held an Extraordinary General Meeting of its Shareholders (1) to amend Plum’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which Plum has to consummate a business combination (the “Articles Extension”) from March 18, 2023 (the “Original Termination Date”) to June 18, 2023 (the “Articles Extension Date”) and to allow Plum, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of Plum’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 18, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of Plum’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”) and (2) to amend the Articles to eliminate from the Articles the limitation that Plum may not redeem Class A ordinary shares to the extent that such redemption would result in Plum having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow Plum to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The shareholders of Plum approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Shareholder Meeting and on March 15, 2023, Plum filed the amendment to the Articles with the Registrar of Companies of the Cayman Islands.
In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,693,416 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.23 per share, for an aggregate redemption amount of $273,112,311.62.
Business Combination Agreement
On March 2, 2023, Plum entered into a Business Combination Agreement (as may be amended, supplemented, or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among Plum, Sakuu Corporation, a Delaware corporation (the “Company”), Plum SPAC 1 Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Plum (“Merger Sub I”), and Plum SPAC 2 Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Plum (“Merger Sub II”).
Subject to its terms and conditions, the Business Combination Agreement provides that (a) on the day of the closing of the Business Combination (the “Closing”), Plum will change its jurisdiction of incorporation by deregistering and transferring by way of continuation as a Cayman Islands exempted company limited by shares and domesticating as a corporation incorporated under the laws of the State of Delaware (“Domestication”), change its name to “Sakuu Holdings, Inc.”, and amend its governing documents to become the Post-Closing Certificate of Incorporation and Post-Closing Bylaws (as such terms are defined in the Business Combination Agreement), (b) following the Domestication and upon the filing of the Certificate of First Merger (as defined in the Business Combination Agreement), Merger Sub I will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Plum (“First Merger”), and (c) immediately following the First Merger and upon the filing of the Certificate of Second Merger (as defined in the Business Combination Agreement), the Company will merge with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly owned subsidiary of Plum (“Second Merger”).
Subscription Agreement
As disclosed in the definitive proxy statement filed by Plum with the Securities and Exchange Commission on February 24, 2023 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of Plum (the “Shareholder Meeting”), Plum Partners, LLC (the “Sponsor”) agreed that if the Extension Amendment Proposal (as defined below) is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will deposit into the trust account established in connection with Plum’s initial public offering (the “Trust Account”) the lesser of (A) $480,000 or (B) $0.12 for each Class A ordinary share, par value $0.0001 per share (each a “Public Share”) remaining after the holders of Plum’s Public Shares elected to redeem all or a portion of their Public Shares (the “Redemption”), in exchange for a non-interest bearing,
unsecured promissory note issued by Plum to the Lender.
In addition, in the event that Plum has not consummated an initial business combination (“Business Combination”) by the Articles Extension Date (defined below), without approval of Plum’s public shareholders, Plum may, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date (as defined below), extend the Termination Date up to nine times, each by one additional month (for a total of up to nine additional months to complete a Business Combination), provided that the Lender will deposit into the Trust Account for each such monthly extension, the lesser of (A) $160,000 or (B) $0.04 for each Public Share remaining after the Redemption, in exchange for a non-interest bearing,
unsecured promissory note issued by Plum to the Lender.
Accordingly, on March 16, 2023, Plum entered into a subscription agreement (“Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and the Sponsor (collectively, the “Parties”), the purpose of which is for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension (defined below) and to provide working capital to Plum during the Articles Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the Subscription Agreement, the Parties agreed,

(a)
from time to time, Plum will request funds from the Sponsor for working capital purposes or for the Sponsor to fund an extension payment pursuant to Plum’s Amended and Restated Memorandum and Articles of Association (each a “Drawdown Request”). The Sponsor, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), may require a drawdown against the Investor’s Capital Commitment under a Drawdown Request (each a “Capital Call”);

(b)
in consideration of the Capital Calls, Sponsor will transfer 0.75 of a Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) (the “Subscription Shares”) to the Investor at the closing of the Business Combination (the “Business Combination Closing”). The Subscription Shares shall be subject to the Lock-Up Period
as defined in section 5 of the Sponsor Letter Agreement dated March 2, 2023 (the “Letter Agreement”). The Subscription Shares shall not be subject to any additional transfer restrictions or any additional lock-up provisions,
earn outs, or other contingencies and shall promptly be registered pursuant to the first registration statement filed by Plum or the surviving entity in relation to the Business Combination;

(c)
each member of the Sponsor has the right to contribute any amount requested under each Drawdown Request (“Sponsor Capital Contribution”), provided that such Sponsor Capital Contributions will be made on terms no more favorable than the Investor’s Capital Commitment. In addition, Plum and Sponsor maintain the ability to enter into other agreements with each other or with other parties which shall provide for funding of Plum (through the issuance of equity, entry into promissory notes, or otherwise) outside of Drawdown Requests, provided that the terms of any such agreement between Plum or Sponsor with each other or any party or parties will be no more favorable than the terms under this Agreement;

(d)
any amounts funded by the Sponsor to Plum under a Drawdown Request shall not accrue interest and shall be promptly repaid by Plum to the Sponsor upon the Business Combination Closing. Following receipt of such sums from Plum, and in any event within 5 business days of the Business Combination Closing, the Sponsor or Company shall pay to the Investor, an amount equal to all Capital Calls funded under the Subscription Agreement (the “Business Combination Payment”). The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of
1
Class A ordinary share for each $10 of the Capital Calls funded under the Subscription Agreement. If Plum liquidates without consummating the Business Combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including Plum’s Trust Account, will be paid to the Investor within five (5) days of the liquidation; and

(e)
on the Business Combination Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

Promissory Note
On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Promissory Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 16, 2023. The Promissory Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Promissory Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable.
Waiver of Deferred Underwriting Discount
On January 16, 2023, Goldman Sachs, the underwriter of the Company’s initial public offering, waived any entitlement it had to its deferred underwriting discount in the amount of $11,172,572. In doing so, Goldman Sachs did not forfeit or waive any claim or right it otherwise has under the certain Underwriting Agreement dated March 15, 2021.