Form 10-Q
period 2023-03-31
Plum Acquisition Corp. I
filed 2023-05-23
CIK 1840317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Securities registered pursuant to Section 12(
b
) of the Act:

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
the Exchange Act).    Yes  ☒    No  ☐
As of May 15, 2023, 5,228,218 Class A ordinary shares, par value $0.0001, and 7,980,409 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
PLUM ACQUISITION CORP. I
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	unaudited
ASSETS
Cash	$97,811	$86,401
Prepaid expenses	102,980	43,631

Total current assets	200,791	130,032
Investments held in Trust Account	54,368,297	323,911,642

TOTAL ASSETS	$54,569,088	$324,041,674

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$3,584,797	$2,640,756
Due to related party	265,000	235,000
Convertible promissory note – related party	1,000,000	1,000,000
Promissory Note—related party	250,000	—
Subscription liability	800,746	—
Forward Purchase Agreement liability	633,205	—

Total current liabilities	6,533,748	3,875,756
Warrant liabilities	2,401,703	379,217
Deferred underwriting commissions liabilities	—	11,172,572

TOTAL LIABILITIES	8,935,451	15,427,545

COMMITMENTS AND CONTINGENCIES (NOTE 8)
Class A Ordinary shares subject to possible redemption, 5,228,218 and 31,921,634 shares at $10.40 and $10.15 redemption value as of March 31, 2023 and December 31, 2022, respectively	54,368,296	323,911,642
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 5,228,218 and 31,921,634 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding as of March 31, 2023 and December 31, 2022	799	799
Additional paid-in capital	7,275,132	—
Accumulated deficit	(16,010,590)	(15,298,312)

TOTAL SHAREHOLDERS’ DEFICIT	(8,734,659)	(15,297,513)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$54,569,088	$324,041,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Formation and operating expenses	$1,153,282	$509,076

Loss from operations	(1,153,282)	(509,076)
Other income (expense):
Change in fair value of warrant liabilities	(2,022,486)	3,854,102
Change in fair value of subscription liability	(18,277)	—
Change in fair value of Forward Purchase Agreement	(325,091)	—
Issuance of Forward Purchase Agreement	(308,114)	—
Reduction of deferred underwriter fee payable	328,474	—
Interest Expense—Debt Discount	(302,469)	—
Interest income – trust account	3,088,967	26,053

Total other income, net	441,004	3,880,155

Net (loss) income	$(712,278)	$3,371,079

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,286,357	31,921,634

Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.02)	$0.08

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,980,409

Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.02)	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees	—	—	—	—	10,844,098	—	10,844,098
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(3,568,966)	—	(3,568,966)
Net loss	—	—	—	—	—	(712,278)	(712,278)

Balance as of March 31, 2023	—	$—	7,980,409	$799	$7,275,132	$(16,010,590)	$(8,734,659)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,980,409	$799	$—	$(21,181,135)	$(21,180,336)
Net income	—	—	—	—	—	3,371,079	3,371,079

Balance as of March 31, 2022	—	$—	7,980,409	$799	$—	$(17,810,056)	$(17,809,257)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(712,278)	$3,371,079
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,088,967)	(26,053)
Change in fair value of warrant liabilities	2,022,486	(3,854,102)
Reduction of deferred underwriter fees	(328,474)	—
Issuance of Forward Purchase Agreement	308,114	—
Change in fair value of Forward Purchase Agreement	325,091	—
Change in fair value of subscription liability	18,277
Interest expense—debt discount	302,469	—
Changes in operating assets and liabilities:
Prepaid expense	(59,349)	104,527
Due to related party	30,000	30,000
Accounts payable and accrued expenses	944,041	35,043

Net cash used in operating activities	(238,590)	(339,506)

Cash Flows from Investing Activities:
Extension payment deposit in Trust	(480,000)	—
Cash withdrawn for redemptions	273,112,312	—

Net cash provided by investing activities	272,632,312	—

Cash Flows from Financing Activities:
Proceeds from the subscription liability	480,000	—
Redemption of ordinary shares	(273,112,312)	—
Proceeds from promissory note – related party	250,000	500,000

Net cash (used in) provided by financing activities	(272,382,312)	500,000

Net Change in Cash	11,410	160,494
Cash – Beginning of period	86,401	107,224

Cash – End of period	$97,811	$267,718

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,568,966	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).
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
A total of $19,216,340 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO and the exercise of the over-allotment option amounted to $18,336,269 consisting of $6,384,327 of underwriting discount, $11,172,572 of deferred underwriting discount, and $779,370 of other offering costs. Of the transaction costs, $538,777 is included in transaction costs on consolidated the statements of operations and $17,797,492 is included in consolidated statements of changes in shareholders’ deficit.
Following the closing of the Public Offering on March 18, 2021 and the partial exercise of the underwriter’s over-allotment option, $319,216,340 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States at Goldman Sachs, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invests only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of our initial Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 27 months from the closing of the IPO(or up to 36 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).

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
Liquidity, Capital Resources, and Going Concern
The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors, and third parties have committed to provide the Company Working Capital Loans (see Note 5). As of March 31, 2023 and December 31, 2022, the Company had $1,000,000 outstanding under Working Capital Loans.
As of March 31, 2023, the Company had $97,811 in its operating bank account and a working capital deficit of $6,332,957.
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
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 —  SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10
of Regulation S-X of the
SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K as filed
with the SEC on April 17, 2023, which contains the audited financial statements and notes thereto. The interim results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
The accompanying unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiaries in connection with the initial Business Combination, namely Plum SPAC I Merger Sub, Inc., a Delaware corporation (“Merger Sub I”), and Plum SPAC 2 Merger Sub, LLC, a Delaware limited liability company (“Merger Sub II”). All inter-company accounts and transactions are eliminated in consolidation.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Merger Sub I and Merger Sub II. There has been no intercompany activity since inception.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the subscription and forward purchase agreements and warrants liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Investments Held in Trust Account
At March 31, 2023 and December 31, 2022, funds held in the Trust Account include $54,368,297 and $323,911,642, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the consolidated statements of operations.

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2022	$323,911,642
Less:
Redemptions	(273,112,312)
Plus:
Accretion adjustment of carrying value to redemption value	3,568,966

Ordinary shares subject to possible redemption, March 31, 2023	$54,368,296

Offering Costs
The Company complies with the requirements of
ASC340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—  “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ deficit or the consolidated statements of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, (excluding the promissory note and Warrants) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets.
Warrant Liabilities
The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash
gain or loss on the consolidated statements of operations.
The Company accounts for the Public and Private warrants in accordance with guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability (See Note 6).

Forward Purchase Agreement
The Company evaluated the forward purchase agreement (“FPA”) to determine if such instrument is a derivative or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed
at the end of each reporting period. The 2,500,000 forward purchase securities were recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the forward purchase securities as a liability at its fair value and adjust the instrument to its fair value at each reporting period. The liability will be subject to re-measurement
at each balance sheet date until exercised. The fair value of the forward purchase securities is measured using a Probability Weighted Expected Return Model that values the FPA based on future projections of various potential outcomes.
Subscription Agreement
On March 16, 2023, the Company entered into a subscription agreement (the “Subscription Agreements”) with Polar Multi-Strategy Master Fund (the “Investor”) and the Sponsor (collectively, the “Parties”), the purpose of which is for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension and to provide working capital to the Company during the Articles Extension (“Investor’s Capital Commitment”). In consideration of the funds, Sponsor will transfer
0.75
of a Class A ordinary share for each dollar the Investor funds (the “Subscription Shares”) to the Investor at the closing of the Business Combination. The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement.
The Company recorded the fair value of the subscription liability on the consolidated balance sheets and the related expense on its consolidated statements of operations. The initial fair value of the subscription liability was estimated using a probability weighted expected return model (Note 7).
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
The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, and promissory note to related parties are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 7 for additional information on assets and liabilities measured at fair value.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income
(loss)
per ordinary share is the same as basic net income
(loss)
per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income
(loss)
per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A ordinary share subject to possible redemption	Class B	Class A ordinary share subject to possible redemption	Class B
Numerator
Allocation of net (loss) income	$(546,395)	$(165,883)	$2,696,863	$674,216
Denominator
Weighted average shares outstanding	26,286,357	7,980,409	31,921,634	7,980,409
Basic and diluted net (loss) income per share	$(0.02)	$(0.02)	$0.08	$0.08

Recent Accounting Standards
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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

Promissory Note — Related Party
On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest
bearing and payable on the earlier of November 30, 2021 or the completion of the IPO. As of March 31, 2023 and December 31, 2022, the Company has no borrowings under the Note. Borrowings under this note are no longer available.
On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Promissory Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 1
4
, 2023. The Promissory Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Promissory Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable. As of March 31, 2023 and December 31, 2022, the Company has $250,000 and $0 borrowings under the Note.
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
The Note and Second Note are reported at cost in the unaudited condensed consolidated financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial.
As of March 31, 2023, the Company had $1,000,000 borrowings under the Note and Second Note.
Subscription Agreement
On March 16, 2023, the Sponsor entered into a Subscription Agreement with Investor, pursuant to which Investor agreed to pay the Sponsor an aggregate of $480,000 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 360,000 Founder Shares. Investor paid $480,000 to the Sponsor on March 17, 2023.
The Sponsor subsequently advanced these funds to the Company for working capital purposes during the Articles Extension.
Administrative Support Agreement
The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three months ended March 31, 2023, the Company incurred $30,000, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying consolidated
balance sheets. For the three months ended March 31, 2022, the Company incurred $30,000, in fees for office space, secretarial and administrative service, of which such amounts are included in the due to related party in the accompanying consolidated
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
NOTE 7 — RECURRING FAIR VALUE MEASUREMENTS
Investments Held in Trust Account
As of March 31, 2023 and December 31, 2022, the investments in the Company’s Trust Account consisted of $54.4 million and $323.9 million in U.S. Money Market funds, respectively. The Company considers all investments with original maturities of more than three months
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
The fair value of the subscription liability was $ 3,220,499 as of March 31, 2023. The initial fair value of the subscription liability was estimated using a probability weighted expected return model. The subscription liability is considered to be a Level 3 financial instrument. The debt discount is being amortized to interest expense as a non-cash charge over the term of the subscription liability, which is assumed to be November 30, 2023, the Company’s expected Business Combination date. During the period ended March 31, 2023, the Company recorded $302,469 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of March 31, 2023 amounted to $2,419,753. As of March 31, 2023, subscription liability, net of debt discount amounted to $800,746. There was no subscription liability outstanding as of December 31, 2022.
The FPA liability is measured at fair value using a probability weighted expected return model based on future projections of various potential outcomes. The FPA liability is considered to be a Level 3 financial instrument. As of March 31, 2023 and December 31, 2022 there was $
633,205
and $
0
, respectively, of FPA liability outstanding.
The following table presents fair value information as of March 31, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$54,368,297	$54,368,297	$—	$—
Liabilities
Public warrant liability	1,213,022	1,213,022	—	—
Private warrant liability	1,188,681	—	1,188,681	—
Subscription liability	800,746	—	—	800,746
FPA liability	633,205	—	—	633,205

Total	$3,835,654	$1,213,022	$1,188,681	$1,433,951

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$323,911,642	$323,911,642	$—	$—
Liabilities
Sponsor Loan Conversion Option	—	—	—	—
Public warrant liability	191,529	191,529	—	—
Private warrant liability	187,687	—	187,687	—

Total	$379,216	$191,529	$187,687	$—

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right eve
n if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Forward Purchase Agreement Liability
The estimated fair value of the FPA liability on March 1, 2023 (initial measurement) is determined using Level 3 inputs. The expected term was based on management assumptions regarding the timing and likelihood of completing a business combination. The FPA liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the estimated term.
In order to calculate the fair value of the forward purchase agreement liability, the Company utilized the following inputs:

	March 1, 2023	March 31, 2023
Probability of business combination	80%	80%
Underlying common stock price	$10.21	$10.31
Public Warrant price	$0.048	$0.190
Weighted term	1.31	1.13
Risk free rate	5.15%	4.89%
Implied volatility	4.7%	9.5%
The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) liability:

FPA
Fair value as of January 1, 2023	$—
Issuance of FPA liability	308,114
Change in fair value	325,091

Fair value as of March 31, 2023	$633,205

The changes in the fair value of the forward purchase agreement liability for the three-month ended March 31, 2023 and March 31, 2022 are $325,091 and $0, respectively.
Subscription Liability

The estimated fair value of the subscription liability on March 17, 2023 (initial measurement) is determined using Level 3 inputs. The expected term was based on management assumptions regarding the timing and likelihood of completing a business combination. Management also estimated whether a business combination would be completed. The subscription liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the actual simulated term using the following U.S. Treasury rates and using the linearly interpolated treasury rates between quoted terms.
The key inputs into the present value model for the commitment fee shares liability were as follows:

	March 17, 2023	March 31, 2023

Restricted term	1.12	1.09
Risk free rate	4.60%	4.89%
Volatility	7.79%	9.46%
Stock price	$10.22	$10.31
Strike price	$10.00	$10.00
Term of debt conversion	0.62	0.59
Probability of business combination	80%	80%
The following table presents the changes in the fair value of the subscription purchase agreement (“SPA”) liability:

SPA
Fair value as of December 31, 2022	$—
Issuance of subscription liability	480,000
Discount on issuance of subscription liability	2,722,222
Change in fair value	18,277
Unamortized debt discount	(2,419,753)

Fair value as of March 31, 2023	$800,746

The changes in the fair value of the subscription purchase agreement liability for the three-month ended March 31, 2023 and March 31, 2022 are $18,277 and $0, respectively.
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
In addition, the Underwriting Agreement provides $11,172,572 to be payable to the underwriter for deferred underwriting commissions. However, the underwriter, Goldman Sachs, waived any entitlement it has to such commissions under the Underwriting Agreement.
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
Business Combination Agreement
On March 2, 2023, the Company entered into a Business Combination Agreement (as may be amended, supplemented, or otherwise modified from time to time and including the transactions contemplated thereby, collectively, the “Business Combination Agreement”), by and among the Company, Sakuu Corporation, a Delaware corporation (the “Sakuu”), Merger Sub I, and Merger Sub II.
Subject to its terms and conditions, the Business Combination Agreement provides that (a) on the day of the closing of the Business Combination (the “Closing”), the Company will change its jurisdiction of incorporation by deregistering and transferring by way of continuation as a Cayman Islands exempted company limited by shares and domesticating as a corporation incorporated under the laws of the State of Delaware (“Domestication”), change its name to “Sakuu Holdings, Inc.”, and amend its governing documents to become the Post-Closing Certificate of Incorporation and Post-Closing Bylaws (as such terms are defined in the Business Combination Agreement), (b) following the Domestication and upon the filing of the Certificate of First Merger (as defined in the Business Combination Agreement), Merger Sub I will merge with and into Sakuu, with Sakuu surviving the merger as a wholly owned subsidiary of the Company (“First Merger”), and (c) immediately following the First Merger and upon the filing of the Certificate of Second Merger (as defined in the Business Combination Agreement), Sakuu will merge with and into Merger Sub II, with Merger Sub II surviving the merger as a wholly owned subsidiary of the Company (“Second Merger”).
Subscription Agreement
As disclosed in the definitive proxy statement filed by the Company on February 24, 2023 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders (the “Shareholder Meeting”), the Sponsor agreed that if the Extension Amendment Proposal (as defined below) is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will deposit into the Trust Account the lesser of (A) $480,000 or (B) $0.12 for each Class A ordinary share, par value $0.0001 per share (each a “Public Share”) remaining after the holders of the Company’s Public Shares elected to redeem all or a portion of their Public Shares (the “Redemption”), in exchange for a non-interest bearing,
unsecured promissory note issued by the Company to the Lender.

In addition, in the event that the Company has not consummated an initial business combination by the Articles Extension Date (defined below), without approval of the Company’s public shareholders, the Company may, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date (as defined below), extend the Termination Date up to nine times, each by one additional month (for a total of up to nine additional months to complete a Business Combination), provided that the Lender will deposit into the Trust Account for each such monthly extension, the lesser of (A) $160,000 or (B) $0.04 for each Public Share remaining after the Redemption, in exchange fora non-interest bearing,
unsecured promissory note issued by Plum to the Lender.
Accordingly, on March 16, 2023, the Company entered into a subscription agreement (“Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and the Sponsor (collectively, the “Parties”), the purpose of which is for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension (defined below) and to provide working capital to the Company during the Articles Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the Subscription Agreement, the Parties agreed,

(a)
from time to time, the Company will request funds from the Sponsor for working capital purposes or for the Sponsor to fund an extension payment pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (each a “Drawdown Request”). The Sponsor, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), may require a drawdown against the Investor’s Capital Commitment under a Drawdown Request (each a “Capital Call”);

(b)
in consideration of the Capital Calls, Sponsor will transfer 0.75 of a Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) (the “Subscription Shares”) to the Investor at the closing of the Business Combination (the “Business Combination Closing”). The Subscription Shares shall be subject to the Lock-Up Period
as defined in section 5 of the Sponsor Letter Agreement dated March 2, 2023 (the “Letter Agreement”). The Subscription Shares shall not be subject to any additional transfer restrictions or any additional lock-up provisions,
earn outs, or other contingencies and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity in relation to the Business Combination;

(c)
each member of the Sponsor has the right to contribute any amount requested under each Drawdown Request (“Sponsor Capital Contribution”), provided that such Sponsor Capital Contributions will be made on terms no more favorable than the Investor’s Capital Commitment. In addition, the Company and Sponsor maintain the ability to enter into other agreements with each other or with other parties which shall provide for funding of the Company (through the issuance of equity, entry into promissory notes, or otherwise) outside of Drawdown Requests, provided that the terms of any such agreement between the Company or Sponsor with each other or any party or parties will be no more favorable than the terms under this Agreement;

(d)
any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or Company shall pay to the Investor, an amount equal to all Capital Calls funded under the Subscription Agreement (the “Business Combination Payment”). The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of 1Class A ordinary share for each $10 of the Capital Calls funded under the Subscription Agreement. If the Company liquidates without consummating the Business Combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including monies held in Trust Account, will be paid to the Investor within five (5) days of the liquidation; and

(e)
on the Business Combination Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

Forward Purchase Agreement
Prior to the execution of the Business Combination Agreement, the Company and Polar Multi-Strategy Master Fund (“Polar”) entered into a letter agreement dated March 1, 2023 (the “Forward Purchase Agreement”), pursuant to which Polar will purchase (either in the open market, or from the Company) up to 2,500,000 shares of (i) prior to the Closing, Class A common stock of the Company and (ii) after the Closing (such shares, the “FPA Shares”). Seller may not beneficially own greater than 9.9% of the FPA Shares on a pro forma basis.
Seller has agreed to waive any redemption rights with respect to any FPA Shares and separate shares in connection with the Business Combination.
The Forward Purchase Agreement provides that at Closing, the Company will pay to Polar, out of funds held in Trust Account, an amount equal to the sum of (x) the Public Shares (as defined in the Forward Purchase Agreement) multiplied by the Redemption Price (as defined in the Amended and Restated Certificate of Incorporation), and (y) the proceeds of the Private Shares (as defined in the Forward Purchase Agreement) purchased by Polar (collectively, such amount, the “Prepayment Amount”), to Polar.
At the maturity of the Forward Purchase Agreement, which will be one year from the Closing unless accelerated or deferred (but up to two years) by Seller, the Company will repurchase the Public and Private Shares then held by Seller for a price equal to the Redemption Price plus $0.60 (which amount will be increased by another $0.60 per year for each year by which the maturity is deferred by Seller), The Prepayment Amount will be credited against this repurchase price. Prior to maturity, if Seller sells these shares for over $10.00 per share, it will repay $10.00 per share to Plum.
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

NOTE 9 — SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no
Class A Ordinary Shares outstanding, excluding 5,228,218 and 31,921,634 shares of Class A Ordinary Shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriter’s over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of March 31, 2023 and December 31, 2022, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.

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
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Recent Developments

On March 2, 2023, Plum entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among Plum, Sakuu Corporation, a Delaware corporation (“Sakuu”), Merger Sub I, and Merger Sub II.

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

Results of Operations

For the three months ended March 31, 2023, we had a loss from operations of $1,153,282. In addition to the loss from operations, we recognized other income $441,004 consisting of an unrealized loss on our warrant liabilities of $2,022,486, change in fair value of FPA of $325,091 issuance of FPA of $308,114 change in fair value of SPA of $18,277 reduction of deferred underwriter fee payable of $328,474, interest expense – debt discount of $302,469 and interest earned on cash held in the Trust Account of $3,088,967.

For the three months ended March 31, 2022, we had a loss from operations of $509,076. In addition to the loss from operations, we recognized other income of $3,880,155 consisting of an unrealized gain on our warrant liabilities of $3,854,102, and interest earned on cash held in the Trust Account of $26,053.

Through March 31, 2023, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The change in fair value of our warrant liabilities had no impact on cash. As of March 31, 2023, $54,368,297 was held in the Trust Account, cash outside of Trust Account of $97,811 and $3,584,797 accounts payable and accrued expenses.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had cash outside our Trust Account of $97,811, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Additionally, we sold 6,256,218 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,384,327. Following the sale of our Units and the sale of the Private Warrants, a total of $319,216,340 ($10.00 per Unit) was placed in the Trust Account. We incurred $18,336,269 in Initial Public Offering related costs, including $6,384,327 of underwriting fees, $11,172,572 of deferred underwriting discount and $779,370 of other costs with $564,701 which was allocated to the Public Warrants and Private Warrants, included in the consolidated statements of operations and $17,771,568 included in temporary equity.

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

On March 16, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Roy Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 14, 2023. The Roy Note does not bear interest and matures upon the consummation of the Company’s initial business combination with one or more businesses or entities. In the event the Company does not consummate a business combination, the Roy Note will be repaid upon the Company’s liquidation only from amounts remaining outside of the Company’s trust account, if any. The Roy Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Roy Note and all other sums payable with regard to the Roy Note becoming immediately due and payable.

As of March 31, 2023, we had investments held in the Trust Account of $54,368,297 (including $7,784,269 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through March 31, 2023, we withdrew an amount of $273,112,312 any interest earned on the Trust Account in connection with redemption.

For three months ended March 31, 2023, cash used in operating activities was $238,590. Net loss of $712,278 was primarily offset by an unrealized loss on our warrant liabilities of $2,022,486, change in fair value of FPA of $325,091, issuance of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, change in fair value of SPA of $18,277 interest expense – debt discount of $302,469 and interest earned on cash held in the Trust Account of $3,088,967. Other operational activities including amounts due to related party generated $914,692.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of March 31, 2023, $1,000,000 Working Capital Loans have been issued (Note 5).

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness in our internal controls during the year ended 2022 over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. These material weaknesses in our internal controls have not been remediated as of March 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatement to the September 30, 2021 quarterly financial statements included in the Company’s Form10-Q, as filed with the SEC on November 22, 2021, the change in fair value of warrants on the Company’s condensed statement of operations for the three months ended September 30 2021 and for the period from January 11, 2021 (inception) to September 30 2021 and warrant liability on the Company’s condensed balance sheet as of September 30, 2021 were misstated. The Company restated its financial statements in an amendment to the Q3 Form10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs,as filed with the SEC on June 4, 2021 and August 16, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form8-K,as filed with the SEC on March 24, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 17, 2023. As of the date of this Report, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K and our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. We may disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated March 2, 2023.(1)

10.1	Promissory Note dated March 16, 2023, by and between Plum Acquisition Corp. I and Mr. Kanishka Roy.(2)

10.2	Sponsor Letter Agreement, dated March 2, 2023.(1)

10.3	Company Support Agreement, dated March 2, 2023.(1)

10.4	Forward Purchase Agreement, dated March 1, 2023.(1)

10.5	Subscription Agreement dated March 16, 2023, by and among Plum Acquisition Corp. I, Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(3)

10.6	Promissory Note in favor of Plum Partners, LLC, dated effective as of March 17, 2023.(4)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2023.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2023.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.
(4)	Incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K, filed with the SEC on April 17, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of May 2023.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Chief Financial Officer