Form 10-Q
period 2023-06-30
Plum Acquisition Corp. I
filed 2023-08-21
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, 5,228,218 Class A ordinary shares, par value $0.0001, and 7,980,409 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	unaudited
ASSETS
Cash	$20,880	$86,401
Prepaid expenses	52,885	43,631
Total current assets	73,765	130,032

Investments held in Trust Account	55,154,617	323,911,642
Debt discount	2,479,445	—
TOTAL ASSETS	$57,707,827	$324,041,674

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$3,853,954	$2,640,756
Due to related party	331,826	235,000
Convertible promissory note – related party	1,000,000	1,000,000
Promissory Note—related party	250,000	—
Subscription liability	1,946,467	—
Total current liabilities	7,382,247	3,875,756

Warrant liabilities	423,458	379,217
Deferred underwriting commissions liabilities	—	11,172,572
TOTAL LIABILITIES	7,805,705	15,427,545

COMMITMENTS AND CONTINGENCIES (NOTE 8)
Class A Ordinary shares subject to possible redemption, 5,228,218 and 31,921,634 shares at $10.55 and $10.15 redemption value as of June 30, 2023 and December 31, 2022, respectively	55,154,617	323,911,642

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 5,228,218 and 31,921,634 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding as of June 30, 2023 and December 31, 2022	799	799
Additional paid-in capital	6,488,812	—
Accumulated deficit	(11,742,106)	(15,298,312)
TOTAL SHAREHOLDERS’ DEFICIT	(5,252,495)	(15,297,513)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$57,707,827	$324,041,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating expenses	$578,954	$1,544,496	$1,732,236	$2,053,572
Loss from operations	(578,954)	(1,544,496)	(1,732,236)	(2,053,572)

Other income:
Change in fair value of warrant liabilities	1,978,245	2,970,528	(44,241)	6,824,630
Change in fair value of subscription liability	2,655,232	—	2,636,955	—
Change in fair value of Forward Purchase Agreement	633,205	—	308,114	—
Issuance of Forward Purchase Agreement	—	—	(308,114)	—
Reduction of deferred underwriter fee payable	—	—	328,474	—
Interest Expense—Debt Discount	(1,045,564)	—	(1,348,033)	—
Interest income – trust account	626,320	453,397	3,715,287	479,450
Total other income, net	4,847,438	3,423,925	5,288,442	7,304,080

Net income	$4,268,484	$1,879,429	$3,556,442	$5,250,508

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,208,627	31,921,634	23,679,525	31,921,634
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.20	$0.05	$0.11	$0.13

Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,980,409	7,980,409	7,980,409
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.20	$0.05	$0.11	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees	—	—	—	—	10,844,098	—	10,844,098
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(3,568,966)	—	(3,568,966)
Net loss	—	—	—	—	—	(712,278)	(712,278)
Balance as of March 31, 2023	—	—	7,980,409	799	7,275,132	(16,010,590)	(8,734,659)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(786,320)	—	(786,320)
Net income	—	—	—	—	—	4,268,484	4,268,484
Balance as of June 30, 2023	—	$—	7,980,409	$799	$6,488,812	$(11,742,106)	$(5,252,495)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,980,409	$799	$—	$(21,181,135)	$(21,180,336)
Net income	—	—	—	—	—	3,371,079	3,371,079
Balance as of March 31, 2022	—	—	7,980,409	799	—	(17,810,056)	(17,809,257)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(495,712)	(495,712)
Net income	—	—	—	—	—	1,879,429	1,879,429
Balance as of June 30, 2022	—	$—	7,980,409	$799	$—	$(16,426,339)	$(16,425,540)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,556,206	$5,250,508
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,715,287)	(479,450)
Change in fair value of warrant liabilities	44,241	(6,824,630)
Reduction of deferred underwriter fees	(328,474)	—
Issuance of Forward Purchase Agreement	308,114	—
Change in fair value of Forward Purchase Agreement	(308,114)	—
Change in fair value of subscription liability	(2,636,955)
Interest expense—debt discount	1,348,033	—
Changes in operating assets and liabilities:
Prepaid expense	(9,254)	190,592
Due to related party	96,826	60,000
Accounts payable and accrued expenses	1,213,199	1,269,492
Net cash used in operating activities	(431,465)	(533,488)

Cash Flows from Investing Activities:
Extension payment deposit in Trust	(640,000)	—
Cash withdraw from Trust Account for redemptions	273,112,312	—
Net cash provided by investing activities	272,472,312	—

Cash Flows from Financing Activities:
Proceeds from the subscription liability	755,944	—
Redemption from Trust Account for ordinary shares	(273,112,312)	—
Proceeds from promissory note – related party	250,000	500,000
Net cash (used in) provided by financing activities	(272,106,368)	500,000

Net Change in Cash	(65,521)	(33,488)
Cash – Beginning of period	86,401	107,224
Cash – End of period	$20,880	$73,736

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$4,355,286	$495,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).

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

The Company will have to September 18, 2023, or until March 18, 2024, if elected to extend the Termination Date up to nine times by an additional one month each time, to complete an initial Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Extraordinary General Meeting and Redemption of Shares

On March 15, 2023, Plum held an Extraordinary General Meeting of its Shareholders (1) to amend Plum’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which Plum has to consummate a business combination (the “Articles Extension”) from March 18, 2023 (the “Original Termination Date”) to June 18, 2023 (the “Articles Extension Date”) and to allow Plum, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of Plum’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 18, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of Plum’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”) and (2) to amend the Articles to eliminate from the Articles the limitation that Plum may not redeem Class A ordinary shares to the extent that such redemption would result in Plum having net tangible assets (as determined in accordance with Rule 3a 51-1(g)(1)of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow Plum to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The shareholders of Plum approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Shareholder Meeting and on March 15, 2023, Plum filed the amendment to the Articles with the Registrar of Companies of the Cayman Islands.

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors, and third parties have committed to provide the Company Working Capital Loans (see Note 5). As of June 30, 2023 and December 31, 2022, the Company had $1,000,000 outstanding under Working Capital Loans.

As of June 30, 2023, the Company had $20,880 in its operating bank account and a working capital deficit of $7,308,482.

In connection with the Company’s assessment of going concern considerations in accordance with FASBASC205-40, Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Further, management has determined that if the Company is unable to complete a Business Combination by September 18, 2023 or by March 18, 2024 if the Board of Directors adopts resolutions, upon request of the Sponsor, to extend the Termination Date up to nine times by an additional one month each time (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023, which contains the audited financial statements and notes thereto. The interim results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, funds held in the Trust Account include $55,154,617 and $323,911,642, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”

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

As of June 30, 2023 and December 31, 2022, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2022	$323,911,642
Less:
Redemptions of ordinary shares	(273,112,312)
Plus:
Accretion adjustment of carrying value to redemption value	4,355,287
Ordinary shares subject to possible redemption, June 30, 2023	$55,154,617

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

On June 15, 2023, the Company received a termination notice (the “Notice”) from Sakuu Corporation (“Sakuu”), that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023, and in light of the termination of the Business Combination Agreement, the FPA was also terminated.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, and promissory note to related parties are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 7 for additional information on assets and liabilities measured at fair value.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A		Class A		Class A		Class A
	ordinary share		ordinary share		ordinary share		ordinary share
	subject		subject		subject		subject
	to possible		to possible		to possible		to possible
	redemption	Class B	redemption	Class B	redemption	Class B	redemption	Class B
Numerator
Allocation of net income	$2,660,848	$1,607,636	$1,503,543	$375,886	$2,357,703	$1,198,503	$4,200,406	$1,050,102
Denominator
Weighted average shares outstanding	13,208,627	7,980,409	31,921,634	7,980,409	15,699,116	7,980,409	31,921,634	7,980,409
Basic and diluted net income per share	$0.20	$0.20	$0.05	$0.05	$0.15	$0.15	$0.13	$0.13

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

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the IPO. As of June 30, 2023 and December 31, 2022, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Promissory Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 14, 2023. The Promissory Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Promissory Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable. As of June 30, 2023 and December 31, 2022, the Company has $250,000 and $0 borrowings under the Note.

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

As of June 30, 2023, the Company had $1,000,000 borrowings under the Note and Second Note.

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

Subsequently, on May 23, 2023, Investor agreed to pay the Sponsor an aggregate of $270,000 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 202,500 Founder Shares. Investor paid $480,000 to the Sponsor on May 23, 2023.

The Sponsor subsequently advanced these funds to the Company for working capital purposes during the Articles Extension.

Administrative Support Agreement

The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000, respectively, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2023, the Company incurred $140,355 and $187,882, in fees for reimbursement of costs of salaries, respectively. For the three and six months ended June 30, 2022, the Company incurred $95,576 and $309,179, in fees for reimbursement of costs of salaries, respectively.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined above);
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

NOTE 7 — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the investments in the Company’s Trust Account consisted of $55.2 million and $323.9 million in U.S. Money Market funds, respectively. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. For the three and six months ended June 30, 2023, there were no transfers amongst level 1, 2, and 3 values during the period. At December 31, 2021, the Company reclassified the Public Warrants and Private Warrants from Level 3 to Level 1 and Level 2, respectively.

The fair value of the subscription liability was $1,946,467 as of June 30, 2023. The initial fair value of the subscription liability was estimated using a probability weighted expected return model. The subscription liability is considered to be a Level 3 financial instrument. The debt discount is being amortized to interest expense as a non-cash charge over the term of the subscription liability, in which is generally the Company’s expected Business Combination date at the time of each draw. During the period ended June 30, 2023, the Company recorded $1,348,033 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of June 30, 2023 amounted to $2,479,445.

The FPA liability is measured at fair value using a probability weighted expected return model based on future projections of various potential outcomes. The FPA liability is considered to be a Level 3 financial instrument. On June 15, 2023, the Company received a termination notice from Sakuu, that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023. In light of the termination of the Business Combination Agreement, the FPA was also terminated. As of June 30, 2023 and December 31, 2022 there was no FPA liability outstanding.

The following table presents fair value information as of June 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$55,154,617	$55,154,617	$—	$—
Liabilities
Public warrant liability	213,875	213,875	—	—
Private warrant liability	209,583	—	209,583	—
Subscription liability	1,946,467	—	—	1,946,467
Total	$2,369,925	$213,875	$209,583	$1,946,467

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$323,911,642	$323,911,642	$—	$—
Liabilities
Public warrant liability	191,529	191,529	—	—
Private warrant liability	187,687	—	187,687	—
Total	$379,216	$191,529	$187,687	$—

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

On June 15, 2023, the Company received a termination notice from Sakuu, that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023. In light of the termination of the Business Combination Agreement, the FPA was also terminated. As of June 30, 2023 and December 31, 2022 there was no FPA liability outstanding.

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) liability:

FPA
Fair value as of January 1, 2023	$—
Issuance of FPA liability	308,114
Change in fair value	325,091
Fair value as of March 31, 2023	$633,205
Change in fair value	(633,205)
Fair value as of June 30, 2023	$—

The changes in the fair value of the forward purchase agreement liability for the three and six month ended June 30, 2023 are $633,205 and $308,114, respectively.

Subscription Liability

The estimated fair value of the subscription liability on March 17, 2023 (initial measurement) and May 23, 2023 are determined using Level 3 inputs. The expected term was based on management assumptions regarding the timing and likelihood of completing a business combination. Management also estimated whether a business combination would be completed. The subscription liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the actual simulated term using the following U.S. Treasury rates and using the linearly interpolated treasury rates between quoted terms.

The key inputs into the present value model for the commitment fee shares liability were as follows:

	March 17,	May 23,	June 30,
	2023	2023	2023
Restricted term	1.12	1.04	1.10
Risk free rate	4.60%	5.03%	5.35%
Volatility	7.79%	7.12%	2.00%
Stock price	$10.22	$10.45	$10.52
Strike price	$10.00	$10.00	$10.00
Term of debt conversion	0.62	0.54	0.60
Probability of business combination	80%	60%	30%

The following table presents the changes in the fair value of the subscription purchase agreement (“SPA”) liability:

SPA
Fair value as of December 31, 2022	$—
Issuance of subscription liability	3,202,222
Change in fair value	18,277
Fair value as of June 30, 2023	$3,220,499
Change in fair value	(2,655,232)
Fair value as of June 30, 2023	$1,946,467

The changes in the fair value of the subscription purchase agreement liability for the three and six month ended June 30, 2023 are $2,655,232 and $2,636,955, respectively.

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

Business Combination Agreement

On March 2, 2023, the Company entered into a Business Combination Agreement (as may be amended, supplemented, or otherwise modified from time to time and including the transactions contemplated thereby, collectively, the “Business Combination Agreement”), by and among the Company, Sakuu Corporation, a Delaware corporation (the “Sakuu”), Merger Sub I, and Merger Sub II. The Business Combination Agreement was terminated on June 14, 2023.

Subscription Agreement

As disclosed in the definitive proxy statement filed by the Company on February 24, 2023 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders (the “Shareholder Meeting”), the Sponsor agreed that if the Extension Amendment Proposal (as defined below) is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will deposit into the Trust Account the lesser of (A) $480,000 or (B) $0.12 for each Class A ordinary share, par value $0.0001 per share (each a “Public Share”) remaining after the holders of the Company’s Public Shares elected to redeem all or a portion of their Public Shares (the “Redemption”), in exchange fora non-interest bearing, unsecured promissory note issued by the Company to the Lender.

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

On June 15, 2023, the Company received a termination notice from Sakuu, that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023. In light of the termination of the Business Combination Agreement, the FPA was also terminated.

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

NOTE 9 — SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no Class A Ordinary Shares outstanding, excluding 5,228,218 and 31,921,634 shares of Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriter’s over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of June 30, 2023 and December 31, 2022, there were 7,980,409 shares of Class B Ordinary Shares issued and outstanding.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 17, 2023, the Company entered into an amended and restated subscription agreement (“A&R Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), which amends and restates the subscription agreement entered into by the Parties on March 16, 2023. The purpose of the A&R Subscription Agreement remains for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension (defined below) and to provide working capital to the Company during the Articles Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the A&R Subscription Agreement, the Parties agreed,

(a)	from time to time, the Company will request funds from the Sponsor for working capital purposes or for the Sponsor to fund an extension payment pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (each a “Drawdown Request”). The Sponsor, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), may require a drawdown against the Investor’s Capital Commitment under a Drawdown Request (each a “Capital Call”);
(b)	in consideration of the Capital Calls, Sponsor will transfer (i) 0.75 shares of Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) in respect of the initial contribution, and (ii) 1 share of Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) in respect of the second contribution (together, the “Subscription Shares”) to the Investor at the closing of the Business Combination (the “Business Combination Closing”). The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement dated March 2, 2023 (the “Letter Agreement”). The Subscription Shares shall not be subject to any additional transfer restrictions or any additional lock-up provisions, earn outs, or other contingencies and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity in relation to the Business Combination;
(c)	each member of the Sponsor has the right to contribute any amount requested under each Drawdown Request (“Sponsor Capital Contribution”), provided that such Sponsor Capital Contributions will be made on terms no more favorable than the Investor’s Capital Commitment. In addition, the Company and Sponsor maintain the ability to enter into other agreements with each other or with other parties which shall provide for funding of the Company (through the issuance of equity, entry into promissory notes, or otherwise) outside of Drawdown Requests, provided that the terms of any such agreement between the Company or Sponsor with each other or any party or parties will be no more favorable than the terms under this Agreement;
(d)	any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or Company shall pay to the Investor, an amount equal to all Capital Calls funded under the A&R Subscription Agreement (the “Business Combination Payment”). The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of 1 Class A ordinary share for each $10 of the Capital Calls funded under the A&R Subscription Agreement. If the Company liquidates without consummating the Business Combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation;
(e)	on the Business Combination Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the A&R Subscription Agreement not to exceed $5,000; and
(f)	an amount that is up to $160,000 (being the total and final amount that the Sponsor can call as the second contribution) may be requested by the Sponsor in one or more Capital Notices before July 31, 2023.

On July 25, 2023, the Company entered into a subscription agreement (“Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), the purpose of which is for the Sponsor to raise up to $1,090,000 from the Investor to fund the Extension (defined below) and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the Subscription Agreement, the Parties agreed,

(a)	from time to time, the Company will request funds from the Sponsor for working capital purposes or for the Sponsor to fund an extension payment pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (each a “Drawdown Request”). The Sponsor, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), may require a drawdown against the Investor’s Capital Commitment under a Drawdown Request (each a “Capital Call”). An amount of up to $750,000 of the Investor’s Capital Commitment was deemed the subject of a Capital Call concurrently with the execution of the Subscription Agreement, and an amount that is up to the balance of the Investor’s Capital Commitment may be called upon the filing of a registration statement by the SPAC or the surviving entity in relation to the business combination.
(b)	in consideration of the Capital Calls, Sponsor will transfer 1 share of Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) in respect of the second contribution (together, the “Subscription Shares”) to the Investor at the closing of the Business Combination (the “Business Combination Closing”). The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement dated March 2, 2023 (the “Letter Agreement”). The Subscription

Shares shall not be subject to any additional transfer restrictions or any additional lock-up provisions, earn outs, or other contingencies and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity in relation to the Business Combination;
(c)	each member of the Sponsor has the right to contribute any amount requested under each Drawdown Request (“Sponsor Capital Contribution”), provided that such Sponsor Capital Contributions will be made on terms no more favorable than the Investor’s Capital Commitment. In addition, the Company and Sponsor maintain the ability to enter into other agreements with each other or with other parties which shall provide for funding of the Company (through the issuance of equity, entry into promissory notes, or otherwise) outside of Drawdown Requests, provided that the terms of any such agreement between the Company or Sponsor with each other or any party or parties will be no more favorable than the terms under the Subscription Agreement;
(d)	any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or Company shall pay to the Investor, an amount equal to all Capital Calls funded under the Subscription Agreement (the “Business Combination Payment”). The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of 1 Class A ordinary share for each $10 of the Capital Calls funded under the Subscription Agreement. If the Company liquidates without consummating the Business Combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation; and
(e)	on the Business Combination Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

In connection with the Subscription Agreement, the Company issued an unsecured promissory note, dated as of July 25, 2023, in the principal amount of up to $1,090,000 to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. As noted, an initial draw in the amount of $750,000 occurred on July 25, 2023. The note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering, and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor.

On July [ ], 2023 and August 16, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination, on each occasion by one month, from July 18, 2023 to September 18, 2023. As a result, the Sponsor deposited $160,000 into the Trust Account on each occasion.

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

Recent Developments

On June 15, 2023, we received a termination notice (the “Notice”) from Sakuu Corporation (“Sakuu”), that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023, by and among Plum, Sakuu, Plum SPAC 1 Merger Sub, Inc. and Plum SPAC 2 Merger Sub, LLC (the “Business Combination Agreement”) and (b) in light of the termination of the Business Combination Agreement, Plum’s Board of Directors determined that it will not extend the deadline for Plum to consummate a business combination beyond June 18, 2023 and proceed to liquidate and dissolve Plum as soon as practicable in accordance with Plum’s Charter.

Subsequent we were approached with an opportunity to explore a business combination with another operating company. our Board of Directors promptly met and discussed the merits of this opportunity, and thereafter decided to extend the deadline to consummate a business combination transaction for another month beyond June 18, 203, to provide us with an additional thirty (30) days to properly investigate and evaluate this and other opportunities for a business combination transaction. Accordingly, we will now have until September 18, 2023 to consummate a business combination transaction.

Results of Operations

For the three months ended June 30, 2023, we had a loss from operations of $578,954. In addition to the loss from operations, we recognized other income $4,847,438 consisting of an unrealized loss on our warrant liabilities of $1,978,245, change in fair value of FPA of $633,205 change in fair value of SPA of $2,655,232, interest expense – debt discount of $1,045,564 and interest earned on cash held in the Trust Account of $626,320.

For the six months ended June 30, 2023, we had a loss from operations of $1,732,236. In addition to the loss from operations, we recognized other income $5,288,442 consisting of an unrealized loss on our warrant liabilities of $44,241, change in fair value of FPA of $308,114 issuance of FPA of $308,114 change in fair value of SPA of $2,636,955 reduction of deferred underwriter fee payable of $328,474, interest expense – debt discount of $1,348,033 and interest earned on cash held in the Trust Account of $3,715,287.

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

Through June 30, 2023, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The change in fair value of our warrant liabilities had no impact on cash. As of June 30, 2023, $55,154,617 was held in the Trust Account, cash outside of Trust Account of $20,880 and $3,853,954 accounts payable and accrued expenses.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had cash outside our Trust Account of $20,880, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of June 30, 2023, we had investments held in the Trust Account of $55,154,617 (including $8,410,589 of income) consisting of money market funds. Income on the balance in the Trust Account may be used to pay taxes. Through June 30, 2023, we withdrew an amount of $273,112,312 in interest earned on the Trust Account in connection with redemption.

For six months ended June 30, 2023, cash used in operating activities was $431,465. Net income of $3,556,206 was primarily offset by an unrealized loss on our warrant liabilities of $44,241, change in fair value of FPA of $308,114, issuance of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, change in fair value of SPA of $2,636,955 interest expense – debt discount of $1,348,033 and interest earned on cash held in the Trust Account of $3,715,287. Other operational activities including amounts due to related party generated $1,300,771.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of June 30, 2023, $1,000,000 Working Capital Loans have been issued (Note 5).

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

Further, management has determined that if the Company is unable to complete a Business Combination by September 18, 2023, or March 18, 2024 if elected to extend the Termination Date up to nine times by an additional one month each time (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness in our internal controls during the year ended 2022 over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. These material weaknesses in our internal controls have not been remediated as of June 30, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Regarding the restatement to the September 30, 2021 quarterly financial statements included in the Company’s Form 10-Q, as filed with the SEC on November 22, 2021, the change in fair value of warrants on the Company’s condensed statement of operations for the three months ended September 30 2021 and for the period from January 11, 2021 (inception) to September 30 2021 and warrant liability on the Company’s condensed balance sheet as of September 30, 2021 were misstated. The Company restated its financial statements in an amendment to the Q3 Form 10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of August 2023.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Chief Financial Officer