Form 10-Q
period 2023-09-30
Plum Acquisition Corp. I
filed 2023-11-22
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 20, 2023, 11,236,002 Class A ordinary shares, par value $0.0001, and no Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	unaudited
ASSETS
Cash	$92,722	$86,401
Prepaid expenses	27,550	43,631
Total current assets	120,272	130,032

Investments held in Trust Account	35,096,667	323,911,642
Debt discount	4,372,334	—
TOTAL ASSETS	$39,589,273	$324,041,674

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$3,976,694	$2,640,756
Due to related party	258,966	235,000
Convertible promissory note – related party	1,000,000	1,000,000
Promissory Note – related party	250,000	—
Subscription liability	9,191,162	—
Total current liabilities	14,676,822	3,875,756

Warrant liabilities	758,433	379,217
Deferred underwriting commissions liabilities	—	11,172,572
TOTAL LIABILITIES	15,435,255	15,427,545

COMMITMENTS AND CONTINGENCIES (NOTE 8)
Class A Ordinary shares subject to possible redemption, 3,255,593 and 31,921,634 shares at $10.78 and $10.15 redemption value as of September 30, 2023 and December 31, 2022, respectively	35,096,667	323,911,642

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,980,409 and 0 shares issued and outstanding (excluding 3,255,593 and 31,921,634 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	799	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 7,980,409 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	799
Additional paid-in capital	5,404,501	—
Accumulated deficit	(16,347,949)	(15,298,312)
TOTAL SHAREHOLDERS’ DEFICIT	(10,942,649)	(15,297,513)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$39,589,273	$324,041,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating expenses	$353,372	$633,050	$2,085,609	$2,686,622
Loss from operations	(353,372)	(633,050)	(2,085,609)	(2,686,622)

Other (expense) income:
Change in fair value of warrant liabilities	(334,975)	1,674,871	(379,216)	8,499,501
Change in fair value of subscription liability	(2,079,310)	—	557,645	—
Change in fair value of Forward Purchase Agreement	—	—	308,114	—
Issuance of Forward Purchase Agreement	—	—	(308,114)	—
Reduction of deferred underwriter fee payable	—	—	328,474	—
Interest Expense – Debt Discount	(2,467,496)	—	(3,815,529)	—
Interest income – trust account	629,310	1,443,471	4,344,597	1,922,921
Total other (expense) income	(4,252,471)	3,118,342	1,035,971	10,422,422

Net (loss) income	$(4,605,843)	$2,485,292	$(1,049,638)	$7,735,800

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,970,919	31,921,634	12,083,753	31,921,634
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.36)	$0.06	$(0.05)	$0.19

Weighted average shares outstanding, Class A ordinary shares	1,474,641	—	526,181	—
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.36)	—	$(0.05)	—
Weighted average shares outstanding, Class B ordinary shares	6,505,768	7,980,409	7,454,228	7,980,409
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.36)	$0.06	$(0.05)	$0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees	—	—	—	—	10,844,098	—	10,844,098
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(3,568,966)	—	(3,568,966)
Net loss	—	—	—	—	—	(712,278)	(712,278)
Balance as of March 31, 2023	—	—	7,980,409	799	7,275,132	(16,010,590)	(8,734,659)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(786,320)	—	(786,320)
Net income	—	—	—	—	—	4,268,484	4,268,484
Balance as of June 30, 2023	—	—	7,980,409	799	6,488,812	(11,742,106)	(5,252,495)
Conversion of Class B shares to Class A shares	7,980,409	799	(7,980,409)	(799)	—	—	—
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(1,084,311)	—	(1,084,311)
Net loss	—	—	—	—	—	(4,605,843)	(4,605,843)
Balance as of September 30, 2023	7,980,409	$799	—	$—	$5,404,501	$(16,347,949)	$(10,942,649)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	7,980,409	$799	$—	$(21,181,135)	$(21,180,336)
Net income	—	—	—	—	—	3,371,079	3,371,079
Balance as of March 31, 2022	—	—	7,980,409	799	—	(17,810,056)	(17,809,257)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(495,712)	(495,712)
Net income	—	—	—	—	—	1,879,429	1,879,429
Balance as of June 30, 2022	—	—	7,980,409	799	—	(16,426,339)	(16,425,540)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,443,470)	(1,443,470)
Net income	—	—	—	—	—	2,485,292	2,485,292
Balance as of September 30, 2022	—	$—	7,980,409	$799	$—	$(15,384,517)	$(15,383,718)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,049,638)	$7,735,800
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,344,597)	(1,922,921)
Change in fair value of warrant liabilities	379,216	(8,499,501)
Reduction of deferred underwriter fees	(328,474)	—
Issuance of Forward Purchase Agreement	308,114	—
Change in fair value of Forward Purchase Agreement	(308,114)	—
Change in fair value of subscription liability	(557,645)
Interest expense – debt discount	3,815,529	—
Changes in operating assets and liabilities:
Prepaid expense	16,081	269,998
Due to related party	23,966	90,000
Accounts payable and accrued expenses	1,335,939	1,578,259
Net cash used in operating activities	(709,623)	(748,365)

Cash Flows from Investing Activities:
Extension payment deposit in Trust	(1,095,000)	—
Cash withdraw from Trust Account for redemptions	294,254,572	—
Net cash provided by investing activities	293,159,572	—

Cash Flows from Financing Activities:
Proceeds from the subscription liability	1,560,944	—
Redemption from Trust Account for ordinary shares	(294,254,572)	—
Proceeds from promissory note – related party	250,000	750,000
Net cash (used in) provided by financing activities	(292,443,628)	750,000

Net Change in Cash	6,321	1,635
Cash – Beginning of period	86,401	107,224
Cash – End of period	$92,722	$108,859

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$5,439,596	$1,939,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).

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

The Company will have to December 18, 2023, or until June 18, 2024, if elected to extend the Termination Date up to nine times by an additional one month each time, to complete an initial Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On September 13, 2023, Plum held an Extraordinary General Meeting of its Shareholders (“September Shareholder Meeting”) (1) to amend the Articles to extend Articles Extension Termination Date from the Articles Extension Date to December 18, 2023 (the “Second Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Second Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 18, 2024, or a total of up to nine months after the Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Second Extension Amendment Proposal”) and (2) to authorize a reduction in the funds held in the Trust Account to an amount equal to $20,000,000.00 (the “Trust Reduction”), which amount will be used to compulsorily redeem up to 3,228,218 Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the redemption date, including interest (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares (“Trust Reduction Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal and the Trust Reduction Proposal at the Shareholder Meeting and on September 13, 2023, the Company filed the amendment to the Articles with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Second Extension Amendment Proposal, (i) the Sponsor, as the sole holder of Class B Ordinary Shares, voluntarily elected to convert all Class B Ordinary Shares to Class A Ordinary Shares on a one-for-one basis in accordance with the Memorandum and Articles of Association (the “Class B Conversion”) and (ii) the holders of 1,972,625 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.72 per share, for an aggregate redemption amount of $21,142,260.78 (the “Redemption”). Upon completion of the Class B Conversion and the Redemption, 7,980,409 shares of Class A common stock, excluding 3,255,593 shares of Class A Ordinary Shares subject to possible redemption, and no shares of Class B common stock remain issued and outstanding.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors, and third parties have committed to provide the Company Working Capital Loans (see Note 5). As of September 30, 2023 and December 31, 2022, the Company had $1,000,000 outstanding under Working Capital Loans.

As of September 30, 2023, the Company had $92,722 in its operating bank account and a working capital deficit of $14,556,550.

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

Further, management has determined that if the Company is unable to complete a Business Combination by December 18, 2023 or by June 18, 2024 if the Board of Directors adopts resolutions, upon request of the Sponsor, to extend the Termination Date up to nine times by an additional one month each time (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023, which contains the audited financial statements and notes thereto. The interim results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, funds held in the Trust Account include $35,096,667 and $323,911,642, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”

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

As of September 30, 2023 and December 31, 2022, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2022	$323,911,642
Less:
Redemptions of ordinary shares	(294,254,572)
Plus:
Accretion adjustment of carrying value to redemption value	5,439,597
Ordinary shares subject to possible redemption, September 30, 2023	$35,096,667

Offering Costs

The Company complies with the requirements of ASC340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A  — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ deficit or the consolidated statements of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO.

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

Subscription Agreement

On March 16, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and the Sponsor (collectively, the “Parties”), the purpose of which is for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension and to provide working capital to the Company during the Articles Extension (“Investor’s Capital Commitment”). In consideration of the funds, Sponsor will transfer 0.75 of a Class A ordinary share for each dollar the Investor funds (the “Subscription Shares”) to the Investor at the closing of the Business Combination. The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement.

On July 14, 2023, the Company entered into an amended and restated subscription agreement (“A&R Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), which amends and restates the Subscription Agreement. The purpose of the A&R Subscription Agreement remains for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles extension and to provide working capital to the Company during the Articles Extension. See Note 8 for further details.

On July 25, 2023, the Company entered into a second subscription agreement (“Second Subscription Agreement”) with the Investor and Sponsor, the purpose of which is for the Sponsor to raise up to $1,090,000 from the Investor to fund the Extension and to provide working capital to the Company during the Extension. In consideration of the funds, Sponsor will transfer 1 share of a Class A ordinary share for each dollar the Investor funds (the “Subscription Shares”) to the Investor at the closing of the Business Combination. The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement. See Note 8 for further details.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, and promissory note to related parties are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 7 for additional information on assets and liabilities measured at fair value.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	Class A			Class A
	ordinary share			ordinary share
	subject			subject
	to possible			to possible
	redemption	Class A	Class B	redemption	Class A	Class B
Numerator
Allocation of net loss	$(1,767,793)	$(524,423)	$(2,313,627)	$(632,150)	$(27,527)	$(389,961)

Denominator
Weighted Average Shares Outstanding including common stock subject to redemption	4,970,919	1,474,641	6,505,768	12,083,753	526,181	7,454,228

Basic and diluted net (loss) income per shares	$(0.36)	$(0.36)	$(0.36)	$(0.05)	$(0.05)	$(0.05)

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

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the IPO. As of September 30, 2023 and December 31, 2022, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Promissory Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 14, 2023. The Promissory Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Promissory Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable. As of September 30, 2023 and December 31, 2022, the Company has $250,000 and $0 borrowings under the Note.

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

In connection with the Subscription Agreements (as described below), the Company issued unsecured promissory notes (“Convertible Promissory Notes”), dated as of March 17, 2023, and July 25, 2023, in the principal amount of up to $1,500,000 and $1,090,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company has evaluated the accounting treatment of the convertible notes under ASC 815. The Company has determined that the conversion feature would be the only consideration to be provided to Sponsor if Sponsor exercises the conversion feature. As of September 30, 2023, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minis value.

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

Subsequently, on May 23, 2023, Investor agreed to pay the Sponsor an aggregate of $270,000 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 202,500 Founder Shares. Investor paid $270,000 to the Sponsor on May 23, 2023.

On July 14, 2023, the Company entered into an amended and restated subscription agreement (“A&R Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), which amends and restates the subscription agreement entered into by the Parties on March 16, 2023. The purpose of the A&R Subscription Agreement remains for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension and to provide working capital to the Company during the Articles Extension. Investor paid $160,000 to the Sponsor on July 14, 2023.

On July 25, 2023, the Company entered into a second subscription agreement (“Second Subscription Agreement”) with the Investor and Sponsor, the purpose of which is for the Sponsor to raise up to $1,090,000 from the Investor to fund the Extension and to provide working capital to the Company during the Extension. In consideration of the funds, Sponsor will transfer 1 share of a Class A ordinary share for each dollar the Investor funds (the “Subscription Shares”) to the Investor at the closing of the Business Combination. Investor paid $750,000 to the Sponsor on July 25, 2023.

Subsequently, Investor agreed to pay the Sponsor an aggregate of $910,000 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 1,432,500 Founder Shares.

The Sponsor subsequently advanced these funds to the Company for working capital purposes during the Articles Extension.

Administrative Support Agreement

The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three and nine months ended September 30, 2023 and 2022, the Company incurred $30,000 and $90,000, respectively, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2023, the Company incurred $13,606 and $201,488, in fees for reimbursement of costs of salaries, respectively. For the three and nine months ended September 30, 2022, the Company incurred $134,755 and $443,934, in fees for reimbursement of costs of salaries, respectively.

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

NOTE 7 — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the investments in the Company’s Trust Account consisted of $35.1 million and $323.9 million in U.S. Money Market funds, respectively. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. For the three and nine months ended September 30, 2023, there were no transfers amongst level 1, 2, and 3 values during the period. At December 31, 2021, the Company reclassified the Public Warrants and Private Warrants from Level 3 to Level 1 and Level 2, respectively.

The fair value of the subscription liability was $9,191,162 as of September 30, 2023. The initial fair value of the subscription liability was estimated using a probability weighted expected return model. The subscription liability is considered to be a Level 3 financial instrument. The debt discount is being amortized to interest expense as a non-cash charge over the term of the subscription liability, in which is generally the Company’s expected Business Combination date at the time of each draw. During the period ended September 30, 2023, the Company recorded $3,815,529 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount as of September 30, 2023 amounted to $4,372,334.

The FPA liability is measured at fair value using a probability weighted expected return model based on future projections of various potential outcomes. The FPA liability is considered to be a Level 3 financial instrument. On June 15, 2023, the Company received a termination notice from Sakuu, that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023. In light of the termination of the Business Combination Agreement, the FPA was also terminated. As of September 30, 2023 and December 31, 2022 there was no FPA liability outstanding.

The conversion feature of the Convertible Promissory Notes is measured at fair value using a Monte Carlo model that fair values the compound option. The fair value of the conversion feature of the Convertible Promissory Notes was $0 as of September 30, 2023.

The following table presents fair value information as of September 30, 2023 and December 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$35,096,667	$35,096,667	$—	$—
Liabilities
Public warrant liability	383,060	383,060	—	—
Private warrant liability	375,373	—	375,373	—
Subscription liability	9,191,162	—	—	9,191,162
Sponsor loan conversion option	—	—	—	—
Total	$9,949,595	$383,060	$375,373	$9,191,162

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$323,911,642	$323,911,642	$—	$—
Liabilities
Public warrant liability	191,529	191,529	—	—
Private warrant liability	187,687	—	187,687	—
Total	$379,216	$191,529	$187,687	$—

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

On June 15, 2023, the Company received a termination notice from Sakuu, that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023. In light of the termination of the Business Combination Agreement, the FPA was also terminated. As of September 30, 2023 and December 31, 2022 there was no FPA liability outstanding.

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) liability:

FPA
Fair value as of January 1, 2023	$—
Issuance of FPA liability	308,114
Change in fair value	325,091
Fair value as of March 31, 2023	$633,205
Change in fair value	(633,205)
Fair value as of June 30, 2023 and September 30, 2023	$—

The changes in the fair value of the forward purchase agreement liability for the three and nine month ended September 30, 2023 are $0 and $308,114, respectively.

Subscription Liability

The estimated fair value of the subscription liability on March 17, 2023 (initial measurement), May 23, 2023, July 14, 2023 and July 25, 2023 are determined using Level 3 inputs. The expected term was based on management assumptions regarding the timing and likelihood of completing a business combination. Management also estimated whether a business combination would be completed. The subscription liability is discounted to net present values using risk free rates. Discount rates were based on current risk-free rates based on the actual simulated term using the following U.S. Treasury rates and using the linearly interpolated treasury rates between quoted terms.

The key inputs into the present value model for the commitment fee shares liability were as follows:

	March 17,	May 23,	July 14,	July 25,	September 30,
	2023	2023	2023	2023	2023
Restricted term	1.12	1.04	1.21	1.18	1.00
Risk free rate	4.60%	5.03%	5.21%	5.28%	5.46%
Volatility	7.79%	7.12%	2.45%	2.07%	2.32%
Stock price	$10.22	$10.45	$10.53	$10.59	$10.63
Strike price	$10.00	$10.00	$10.00	$10.00	$10.00
Term of debt conversion	0.62	0.54	0.71	0.68	0.50
Probability of business combination	80%	60%	60%	60%	60%

The following table presents the changes in the fair value of the subscription purchase agreement (“SPA”) liability:

SPA
Fair value as of December 31, 2022	$—
Issuance of subscription liability	3,202,222
Change in fair value	18,277
Fair value as of March 31, 2023	$3,220,499
Change in fair value	(2,655,232)
Fair value as of June 30, 2023	$1,946,467
Issuance of subscription liability	5,165,385
Change in fair value	2,079,310
Fair value as of September 30, 2023	$9,191,162

The changes in the fair value of the subscription purchase agreement liability for the three and nine months ended September 30, 2023 are ($2,079,310) and $557,645, respectively.

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

Waiver of Deferred Underwriting Discount

On January 16, 2023, Goldman Sachs, the underwriter of the Company’s initial public offering, waived any entitlement it had to its deferred underwriting discount in the amount of $11,172,572. In doing so, Goldman Sachs did not forfeit or waive any claim or right it otherwise has under the Underwriting Agreement dated March 15, 2021.

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

On July 14, 2023, the Company entered into an amended and restated subscription agreement (“A&R Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), which amends and restates the subscription agreement entered into by the Parties on March 16, 2023. The purpose of the A&R Subscription Agreement remains for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension (defined below) and to provide working capital to the Company during the Articles Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the A&R Subscription Agreement, the Parties agreed,

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

On July 25, 2023, the Company entered into a subscription agreement (“Second Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), the purpose of which is for the Sponsor to raise up to $1,090,000 from the Investor to fund the Extension (defined below) and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the Second Subscription Agreement, the Parties agreed,

(a)	from time to time, the Company will request funds from the Sponsor for working capital purposes or for the Sponsor to fund an extension payment pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (each a “Drawdown Request”). The Sponsor, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), may require a drawdown against the Investor’s Capital Commitment under a Drawdown Request (each a “Capital Call”). An amount of up to $750,000 of the Investor’s Capital Commitment was deemed the subject of a Capital Call concurrently with the execution of the Second Subscription Agreement, and an amount that is up to the balance of the Investor’s Capital Commitment may be called upon the filing of a registration statement by the SPAC or the surviving entity in relation to the business combination.

(b)	in consideration of the Capital Calls, Sponsor will transfer 1 share of Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) in respect of the second contribution (together, the “Subscription Shares”) to the Investor at the closing of the Business Combination (the “Business Combination Closing”). The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement dated March 2, 2023 (the “Letter Agreement”). The Subscription Shares shall not be subject to any additional transfer restrictions or any additional lock-up provisions, earn outs, or other contingencies and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity in relation to the Business Combination;

(c)	each member of the Sponsor has the right to contribute any amount requested under each Drawdown Request (“Sponsor Capital Contribution”), provided that such Sponsor Capital Contributions will be made on terms no more favorable than the Investor’s Capital Commitment. In addition, the Company and Sponsor maintain the ability to enter into other agreements with each other or with other parties which shall provide for funding of the Company (through the issuance of equity, entry into promissory notes, or otherwise) outside of Drawdown Requests, provided that the terms of any such agreement between the Company or Sponsor with each other or any party or parties will be no more favorable than the terms under the Second Subscription Agreement;

(d)	any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or Company shall pay to the Investor, an amount equal to all Capital Calls funded under the Second Subscription Agreement (the “Business Combination Payment”). The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of 1 Class A ordinary share for each $10 of the Capital Calls funded under the Second Subscription Agreement. If the Company liquidates without consummating the Business Combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation; and

(e)	on the Business Combination Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Second Subscription Agreement not to exceed $5,000.

In connection with the Second Subscription Agreement, the Company issued an unsecured promissory note, dated as of July 25, 2023, in the principal amount of up to $1,090,000 to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. As noted, an initial draw in the amount of $750,000 occurred on July 25, 2023. The note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor.

On July 14, 2023 and August 16, 2023, the board of directors of the Company elected to extend the date by which the Company must complete an initial business combination, on each occasion by one month, from July 18, 2023 to September 18, 2023. As a result, the Sponsor deposited $160,000 into the Trust Account on each occasion.

On September 15, 2023, the Company made a deposit of $135,000 to the trust account and extended the period of time the Company has to consummate an initial business combination from September 18, 2023 to December 18, 2023.

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

NOTE 9 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 7,980,409 and no Class A Ordinary Shares outstanding excluding 3,255,593 and 31,921,634 shares of Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriter’s over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of September 30, 2023 and December 31, 2022, there were 0 and 7,980,409 shares of Class B Ordinary Shares issued and outstanding, respectively.

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

As approved by its stockholders at the extraordinary general meeting (the “EGM”), the “Company filed an Amended and Restated Memorandum and Articles of Association (the “A&R Charter”) on October 25, 2023, which (i) extended the date by which the Company has to consummate a business combination to December 18, 2023 and (ii) allowed the Company, without another shareholder vote, to elect to extend the Termination Date (as defined in the Proxy Statement) to consummate a business combination on a monthly basis for up to six times by an additional one month each time after December 18, 2023 (or such shorter period as necessary to comply with applicable listing requirements), by resolution of the Company’s board of directors, if requested by Plum Partners, LLC, and upon five days advance notice prior to the applicable termination date, until June 18, 2024, or a total of up to nine months after September 18, 2023, unless the closing of a business combination shall have occurred prior thereto.

An aggregate of 1,972,625 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at the EGM.

On October 18, 2023, the parties to the A&R Subscription Agreement entered into Amendment No. 1 to the A&R Subscription Agreement, in which the parties amended the consideration of a Capital Call made pursuant to the A&R Subscription Agreement to the following: (a) 431,735 shares of Class A Common Stock of the SPAC (the “Initial Shares”) free and clear of any liens or other encumbrances, other than pursuant to the Letter Agreement and the Investor shall not be subject to forfeiture, surrender, claw-back, transfers, disposals, exchanges, or earn-outs for any reason on the Initial Shares; (b) 71,956 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $12.50 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$12.50 Shares”); and (c) 71,956 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $15.00 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$15 Shares” and together with the Initial Shares and the $12.50 Shares, the “Subscription Shares”).

On October 18, 2023, the parties to the Second Subscription Agreement entered into Amendment No. 1 to the Second Subscription Agreement, in which the parties (a) limited the total amount of the Investor’s Capital Commitment that may be called subject to the Second Subscription Agreement to $750,000 and (b) amended the consideration of a Capital Call made pursuant to the Second Subscription Agreement to the following: (a) 448,169 shares of Class A Common Stock of the SPAC (the “Initial Shares”) free and clear of any liens or other encumbrances, other than pursuant to the Letter Agreement and the Investor shall not be subject to forfeiture, surrender, claw-back, transfers, disposals, exchanges, or earn-outs for any reason on the Initial Shares; (b) 74,695 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $12.50 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$12.50 Shares”); and (c) 74,695 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $15.00 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$15 Shares” and together with the Initial Shares and the $12.50 Shares, the “Subscription Shares”).

On November 16, 2023, the Company entered into a subscription agreement (“Fourth Subscription Agreement”) with Palmeira Investment Limited (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), the purpose of which is for the Sponsor to raise up to $800,000 from the Investor to fund the Extension and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”).

In connection with the Second Fourth Subscription Agreement, the Company issued an unsecured promissory note, dated as of November 12, 2023, in the principal amount of up to $800,000 to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. As noted, an initial draw in the amount of $249,750 occurred on November 21, 2023. The note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor.

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

Subsequent we were approached with an opportunity to explore a business combination with another operating company. our Board of Directors promptly met and discussed the merits of this opportunity, and thereafter decided to extend the deadline to consummate a business combination transaction for another month beyond June 18, 2023, to provide us with an additional thirty (30) days to properly investigate and evaluate this and other opportunities for a business combination transaction. Accordingly, we will now have until June 18, 2024 to consummate a business combination transaction.

Results of Operations

For the three months ended September 30, 2023, we had a loss from operations of $353,372. In addition to the loss from operations, we recognized other expense $4,252,471 consisting of an unrealized loss on our warrant liabilities of $334,975, change in fair value of SPA of $2,079,310, interest expense – debt discount of $2,467,496 offset by interest earned on cash held in the Trust Account of $626,310.

For the three months ended September 30, 2022, we had a loss from operations of $633,050. In addition to the loss from operations, we recognized other income of $3,118,342 consisting of an unrealized gain on our warrant liabilities of $1,674,871 and interest earned on cash held in the Trust Account of $1,443,471.

For the nine months ended September 30, 2023, we had a loss from operations of $2,085,609. In addition to the loss from operations, we recognized other income $1,035,971 consisting of change in fair value of SPA of $557,645, change in fair value of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474 and interest earned on cash held in the Trust Account of $4,344,597 offset by an unrealized loss on our warrant liabilities of $379,216, issuance of FPA of $308,114 and interest expense – debt discount of $3,815,529.

For the nine months ended September 30, 2022, we had a loss from operations of $2,686,622. In addition to the loss from operations, we recognized other income of $10,422,422 consisting of an unrealized gain on our warrant liabilities of $8,499,501 and interest earned on cash held in the Trust Account of $1,922,921.

Through September 30, 2023, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The change in fair value of our warrant liabilities had no impact on cash. As of September 30, 2023, $35,096,667 was held in the Trust Account, cash outside of Trust Account of $92,722 and $3,976,694 accounts payable and accrued expenses.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had cash outside our Trust Account of $92,722, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of September 30, 2023, we had investments held in the Trust Account of $35,096,667 (including $9,039,899 of income) consisting of money market funds.

For nine months ended September 30, 2023, cash used in operating activities was $709,623. Net loss of $1,049,638 which consisted of change in fair value of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, change in fair value of SPA of $557,645, and interest earned on cash held in the Trust Account of $4,344,597, was primarily offset by an unrealized loss on our warrant liabilities of $379,216, issuance of FPA of $308,114, interest expense – debt discount of $3,815,529 and other operational activities including amounts due to related party of $1,375,986.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of September 30, 2023, $1,000,000 Working Capital Loans have been issued (Note 5).

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

Further, management has determined that if the Company is unable to complete a Business Combination by December 18, 2023, or June 18, 2024 if elected to extend the Termination Date up to nine times by an additional one month each time (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in our internal controls during the year ended 2022 over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. These material weaknesses in our internal controls have not been remediated as of September 30, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three  months ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The disclosure set forth under Part II, Item 5 regarding the potential issuances of private placement warrants under the unsecured promissory note and shares in satisfaction of the Business Combination Payment is incorporated herein by reference. Such securities were offered and may be issued in reliance on Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 18, 2023, the parties to the A&R Subscription Agreement entered into Amendment No. 1 to the A&R Subscription Agreement, in which the parties amended the consideration of a Capital Call made pursuant to the A&R Subscription Agreement to the following: (a) 431,735 shares of Class A Common Stock of the SPAC (the “Initial Shares”) free and clear of any liens or other encumbrances, other than pursuant to the Letter Agreement and the Investor shall not be subject to forfeiture, surrender, claw-back, transfers, disposals, exchanges, or earn-outs for any reason on the Initial Shares; (b) 71,956 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $12.50 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$12.50 Shares”); and (c) 71,956 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $15.00 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$15 Shares” and together with the Initial Shares and the $12.50 Shares, the “Subscription Shares”).

On October 18, 2023, the parties to the Second Subscription Agreement entered into Amendment No. 1 to the Second Subscription Agreement, in which the parties (a) limited the total amount of the Investor’s Capital Commitment that may be called subject to the Second Subscription Agreement to $750,000 and (b) amended the consideration of a Capital Call made pursuant to the Second Subscription Agreement to the following: (a) 448,169 shares of Class A Common Stock of the SPAC (the “Initial Shares”) free and clear of any liens or other encumbrances, other than pursuant to the Letter Agreement and the Investor shall not be subject to forfeiture, surrender, claw-back, transfers, disposals, exchanges, or earn-outs for any reason on the Initial Shares; (b) 74,695 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $12.50 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$12.50 Shares”); and (c) 74,695 shares of Class A Common Stock of the SPAC that must be held by the Investor until the VWAP of the Class A Common Stock equals or exceeds $15.00 for any 20 trading days within any 30 days trading period within 10 years from the consummation of the De-SPAC (the “$15 Shares” and together with the Initial Shares and the $12.50 Shares, the “Subscription Shares”).

In connection with the Second Subscription Agreement, the Company issued an unsecured promissory note, effective as of October 18, 2023, in the principal amount of up to $340,000 to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The note does not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The note will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor.

On October 18, 2023, the Company entered into a subscription agreement (“Third Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Plum Partners, LLC (the “Sponsor” and, together with the Company and Investor, the “Parties”), the purpose of which is for the Sponsor to raise up to $340,000 from the Investor to fund the Extension (defined below) and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the Third Subscription Agreement, the Parties agreed,

(a)	from time to time, the Company will request funds from the Sponsor for working capital purposes or for the Sponsor to fund an extension payment pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (each a “Drawdown Request”). The Sponsor, upon on at least five (5) calendar days’ prior written notice (“Capital Notice”), may require a drawdown against the Investor’s Capital Commitment under a Drawdown Request (each a “Capital Call”). An amount of up to $200,000 of the Investor’s Capital Commitment was deemed the subject of a Capital Call concurrently with the execution of the Third Subscription Agreement, and an amount that is up to the balance of the Investor’s Capital Commitment may be called upon the filing of a registration statement by the SPAC or the surviving entity in relation to the business combination.

(b)	in consideration of the Capital Calls, Sponsor will transfer 0.9 share of Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) in respect of the second contribution (together, the “Subscription Shares”) to the Investor at the closing of the Business Combination (the “Business Combination Closing”). The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement dated March 2, 2023 (the “Letter Agreement”). The Subscription Shares shall not be subject to any additional transfer restrictions or any additional lock-up provisions, earn outs, or other contingencies and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity in relation to the Business Combination;

(c)	each member of the Sponsor has the right to contribute any amount requested under each Drawdown Request (“Sponsor Capital Contribution”), provided that such Sponsor Capital Contributions will be made on terms no more favorable than the Investor’s Capital Commitment. In addition, the Company and Sponsor maintain the ability to enter into other agreements with each other or with other parties which shall provide for funding of the Company (through the issuance of equity, entry into promissory notes, or otherwise) outside of Drawdown Requests, provided that the terms of any such agreement between the Company or Sponsor with each other or any party or parties will be no more favorable than the terms under the Third Subscription Agreement;

(d)	any amounts funded by the Sponsor to the Company under a Drawdown Request shall not accrue interest and shall be promptly repaid by the Company to the Sponsor upon the Business Combination Closing. Following receipt of such sums from the Company, and in any event within 5 business days of the Business Combination Closing, the Sponsor or Company shall pay to the Investor, an amount equal to all Capital Calls funded under the Third Subscription Agreement (the “Business Combination Payment”). The Investor may elect at the Business Combination Closing to receive such Business Combination Payment in cash or Class A ordinary shares at a rate of 1 Class A ordinary share for each $10 of the Capital Calls funded under the Third Subscription Agreement. If the Company liquidates without consummating the Business Combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five (5) days of the liquidation; and

(e)	on the Business Combination Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Third Subscription Agreement not to exceed $5,000.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated March 2, 2023.(1)

10.1	Amended and Restated Subscription Agreement dated July 14, 2023, by and among Plum Acquisition Corp. I, Plum Partners LLC, and Polar Multi-Strategy Master Fund (2)

10.2	Subscription Agreement dated July 25, 2023, by and among Plum Acquisition Corp. I, Plum Partners LLC, and Polar Multi-Strategy Master Fund (3)

10.3	Promissory Note in favor of Plum Partners LLC, dated effective as of July 25, 2023 (4)

10.4	Amendment No. 1 to the Amended and Restated Subscription Agreement dated October 18, 2023, by and among Plum Acquisition Corp. I, Plum Partners LLC, and Polar Multi-Strategy Master Fund*

10.5	Amendment No. 1 to the Subscription Agreement dated October 18, 2023, by and among Plum Acquisition Corp. I, Plum Partners LLC, and Polar Multi-Strategy Master Fund*

10.6	Subscription Agreement dated October 18, 2023, by and among Plum Acquisition Corp. I, Plum Partners LLC, and Polar Multi-Strategy Master Fund*

10.7	Promissory Note in favor of Plum Partners LLC, dated effective October 18, 2023*

10.8	Subscription Agreement dated November 12, 2023, by and among Plum Acquisition Corp. I, Plum Partners LLC, and Palmeira Investment Limited*

10.9	Promissory Note in favor of Plum Partners LLC, dated effective November 12, 2023*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2023.
(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2023.
(3)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 26, 2023.
(4)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 26, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2023.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Chief Financial Officer