Form 10-K
period 2023-12-31
Plum Acquisition Corp. I
filed 2024-03-01
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act).  Yes  ☒    No  ☐

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $55,000,853 (based on the closing sales price of the ordinary shares on June 30, 2023 of $10.52)

As of February 26, 2024, 11,236,002 Class A ordinary shares, and 0 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), were issued and outstanding.

Documents Incorporated by Reference: None.

i

PLUM ACQUISITION CORP. I

Explanatory Note

General

Plum Acquisition Corp. I (“Plum,” “Company,” “we,” “us,” or “our, unless context dictates otherwise) is filing this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report,” “Form 10-K,” or “Annual Report”). This Form 10-K contains our audited financial statements for the year ended December 31, 2023, as well as restates certain financial information and related footnote disclosures in the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023, filed with the SEC on May 23, 2023, August 21, 2023 and November 22, 2023 (collectively, the “Affected Periods”).

Background of Restatement

On February 10, 2024, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the Affected Periods (“Original Quarterly Reports”) should be restated and no longer be relied upon due to misstatements in (i) debt discount, subscription liability, additional paid-in capital and accumulated deficit on the Company’s condensed balance sheet as of March 31, 2023, June 30, 2023 and September 30, 2023 and (ii) change in fair value of subscription liability and interest expense – debt discount on the Company’s condensed statements of operations for the three months ended March 31, 2023, three and six months ended June 30, 2023 and three and nine months ended September 30, 2023. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-K.

The restatement does not have an impact on the Company’s cash position or amount held in the trust account.

The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in the Original Quarterly Reports should no longer be relied upon. On February 14, 2024, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2023, June 30, 2023, and September 30, 2023. The Company’s management has concluded that, in light of the misstatement described above, and the filing of the Original Quarterly Reports, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“combination period” means the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest, divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The combination period ends March 18, 2024, or up to three additional months from that date, if extended by our Board, pursuant to our amended and restated articles of association;

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of the initial public offering, as further amended March 15, 2023;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“founder shares” are to our Class B ordinary shares initially issued to our Sponsor in a private placement prior to the initial public offering and the Class A ordinary shares that were issued upon the conversion of the Class B ordinary shares in connection with the extraordinary general meeting held on September 13, 2023, at which shareholders voted upon a proposal to extend the date by which we must consummate an initial business combination from March 18, 2023, to June 18, 2024 (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);

●	“initial shareholders” are to all our shareholders immediately prior to the date of this report, including all our officers and directors to the extent they hold ordinary shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of the initial public offering and upon conversion of working capital loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of the units;

●	“public shareholders” are to the holders of our public shares, including our Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares

●	“sponsor” are to Plum Partners, LLC, a Delaware limited liability company;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “our,” “company” or “our company” are to Plum Acquisition Corp. I, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination and continue as a going concern;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	the trust account not being subject to claims of third parties.

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

●	We may not be able to complete the Business Combination (as defined below) pursuant to the Business Combination Agreement (as defined below). If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction and may not be able to find additional sources of financing to cover those costs.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders’ vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor after the consummation of the initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

v

●	If we seek shareholder approval of our initial business combination, our Sponsor, executive officers, directors, or their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the private placement warrants and subsequent financings not being held in the trust account are insufficient to allow us to operate for the combination period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	We have identified two material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	Our ability to maintain sufficient liquidity to continue operating, including our ability to raise additional capital and take measures to conserve liquidity and our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

●	The SEC has recently issued rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination.

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

We believe the broad and diversified experience of our founders equips us to add significant value to our partner company. While Ms. Burns is no longer part of the management team, Mr. Roy is a technology and finance veteran with over 20 years of experience as a technology investment banker, public company executive, and growth investor. At Morgan Stanley, Mr. Roy was the Global Head of Tech M&A Origination, helping to initiate and execute industry defining mergers. Most recently, Mr. Roy was Global CFO at SmartNews, a high-growth multibillion dollar private AI company with over 20 million monthly active users. Mr. Dinsdale has defined the “modern unicorn” CFO for over 20 years, with strategic expertise in building high growth international companies in Consumer and B2B SaaS. Most recently, Mr. Dinsdale was the CFO for Gusto, a leader in SMB payroll and human resources software. Prior to that, Mr. Dinsdale was CFO of two generational, market-leading software companies in DoorDash and DocuSign.

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

Recent Developments

Proposed Business Combination (the “Business Combination”)

As previously reported, on November 27, 2023, Plum Acquisition Corp. I, a Cayman Islands exempted company limited by shares (“Plum”), Plum SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Plum (“Merger Sub”), and Veea Inc., a Delaware corporation (“Veea”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

Founded in 2014, Veea offers edge-to-cloud computing with its VeeaHub smart computing hub products that can replace or complement Wi-Fi Access Points (APs), IoT gateways, routers, basic firewalls, network attached storage, and other types of hubs and appliances at user premises.

Subject to its terms and conditions, the Business Combination Agreement provides that (a) on the day of the closing of the transactions contemplated by the Business Combination (the “Closing”), Plum will change its jurisdiction of incorporation by transferring by way of continuation from a Cayman Islands exempted company limited by shares and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and (b) following the Domestication, Merger Sub will merge with and into Veea, with Veea surviving the merger as a wholly owned subsidiary of Plum (the “Merger”).

The Business Combination Agreement contains customary representations and warranties of the parties thereto with respect to, among other things: corporate organization; authorization to enter into the Business Combination Agreement; capitalization; financial statements; undisclosed liabilities; litigation; compliance with laws; material contracts; company benefit plans; labor matters; taxes; insurance; permits; property; intellectual property, data privacy and security; environmental matters; absence of changes; brokers; transactions with affiliates; consents and requisite governmental approvals; and related party transactions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger, each outstanding share of Veea’s common stock (the “Veea Common Stock”) and each outstanding share of Veea’s Series A preferred stock and Series A-1 preferred stock (the “Veea Preferred Stock”) on an as-converted to Veea Common Stock basis, but excluding Dissenting Shares, New Financing Securities (each as defined in the Business Combination Agreement) and treasury shares (such outstanding Veea Common Stock and Veea Preferred Stock, the “Existing Veea Shares”), will be cancelled and extinguished and converted into the right to receive the number of shares of Plum’s common stock, par value $0.0001 per share (the “New Plum Common Shares”), determined in accordance with the Business Combination Agreement based on a pre-money equity value of Veea of $180,000,000, including Veea’s in-the-money, vested convertible securities on a net exercise basis, and a price of $10.00 per New Plum Common Share.

The Business Combination Agreement also provides holders of Existing Veea Shares with a contingent right to receive up to 4.5 million additional New Plum Common Shares (the “Earnout Shares”), subject to the following contingencies:

●	50% of the Earnout Shares if, at any time during the ten years following the Closing (the “Earnout Period”), the VWAP of the New Plum Common Shares is greater than or equal to $12.50 per share for any twenty trading days within any thirty trading day period; and

●	50% of the Earnout Shares if, at any time during the Earnout Period, the VWAP of the New Plum Common Shares is greater than or equal to $15.00 per share for any twenty trading days within any thirty trading day period.

Extraordinary General Meeting

On October 23, 2023, Plum held an Extraordinary General Meeting of its Shareholders to amend Plum’s amended and restated memorandum and articles of association (the “Articles”) (i) to extend the date (the “Termination Date”) by which Plum has to consummate a business combination (the “Articles Extension”) to December 18, 2023 (the “Articles Extension Date”) and (ii) to allow Plum, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after December 18, 2023 (or such shorter period as necessary to comply with applicable listing requirements), by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days advance notice prior to the applicable termination date, until June 18, 2024, or a total of up to nine months after September 18, 2023, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment Proposal.”)

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

All of Plum’s risk capital comes from its management team and board. This backing is intended to express the confidence of the team and align our interests with those of our investors. We also believe it will align us with the investors and management team of our eventual partner company. Beyond meaningful capital commitments from each member of our team, we believe that our incentive structure drives both alignment and productivity from our board, are eligible for a performance bonus of interests in our Sponsor that are equivalent to an aggregate of up to 500,000 founder shares for their contributions toward the success of Plum. Furthermore, we intend to align ourselves with our eventual partner company through lock-up or other provisions that incentivize long-term value creation and signal our commitment to delivering attractive returns to all stakeholders. We believe such flexibility on lock-up to be an important key to attracting high-quality growth companies.

Our Management Team and Our Sponsor

Management Members	Biography
Kanishka Roy	● Served as Global Head of Tech M&A Origination at Morgan Stanley ● Global CFO of private AI unicorn SmartNews ● Software Investment Banker at Oppenheimer & Co.

Mike Dinsdale	● Served as CFO of Gusto, DoorDash and DocuSign ● Venture Partner at Akkadian Ventures ● Defined the “modern unicorn” CFO for over 20 years

Our management team consists of Kanishka Roy and Mike Dinsdale. We are supported by our 3-person Board of Directors.

Kanishka Roy is our President, Co-Chief Executive Officer and a director.    Mr. Roy is a technology and finance veteran, with over 20 years of experience as a technology investment banker, public company executive, and growth investor. From 2014 to 2019, Mr. Roy helped leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy also served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing winning M&A playbooks to maximize shareholder value. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. Most recently, from 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar private AI company with over 20 million monthly average users, and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy is also President, Chief Executive Officer, Secretary, Treasurer, and board member of Plum Acquisition Corp III. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth.

Mike Dinsdale is our Co-Chief Executive Officer, Chief Financial Officer and a director.    Mr. Dinsdale has embodied the “modern unicorn” CFO for over 20 years, with strategic expertise in building high-growth international companies that consistently exceed growth targets. Mr. Dinsdale has successfully secured over $1 billion in financing and been part of great teams generating more than $100 billion in value. Most recently, Mr. Dinsdale was the CFO for Gusto from 2017 to 2020 and prior to that was CFO at two generational, market leading software companies: DoorDash, from 2016 to 2017, and DocuSign, where he also served as Chief Growth Officer, from 2010 to 2016. In addition to his role at Plum, Mr. Dinsdale serves as a Venture Partner at Akkadian Ventures, a late-stage venture fund, and as a board member for private software companies. Mr. Dinsdale also serves as a board member of Plum Acquisition Corp III. Mr. Dinsdale earned a BS in engineering from the University of Western Ontario and an MBA from McMaster University. Mr. Dinsdale holds the CFA designation and competed with the Canadian National Sailing Team in the 1996 Olympic trials. He also serves on the Board of Directors for WildAid.

Our Independent Directors

Directors	Biography
Mr. Alok Sama	● Served as President & CFO of SoftBank Group International

Mr. Alan Black	● Founded and served as Board Director for Looker Data Sciences

●   Served as President and Chief Executive Officer of Intelliden

● Board Director of Nextiva and Matillion Limited, and Plum Acquisition Corp. III

Ms. Vivian Chow	● Served as SVP, Chief Accounting Officer at Docusign, Inc. ● Board Director at LiveRamp

Our independent directors all have significant skin in the game, sponsoring approximately 25% of the at-risk capital, and are further incentivized to generate exceptional returns through a performance bonus of interests in our Sponsor that are equivalent to an aggregate of up to 500,000 founder shares. Our 5-person Board of Directors includes both members of the management team.

Alok Sama is a director. Mr. Sama is currently a Senior Advisor to Warburg Pincus LLC, joining in 2020. He was formerly President & CFO of SoftBank Group International (“SBGI”) and Chief Strategy Officer for SoftBank Group (“SBG”), from 2014 to April 2019. While at SoftBank, Mr. Sama led the $59 billion merger of Sprint and T-Mobile, the $34 billion acquisition of ARM Holdings Plc, the $10 billion disposition of SoftBank’s stake in Alibaba Group Holding, the $8.6 billion sale of Supercell Oy to Tencent Holdings, and the restructuring of SoftBank’s holding in Yahoo Japan. Mr. Sama was also responsible for multiple growth capital investments across technology verticals, including ride sharing, fintech, and communications. Mr. Sama represented SoftBank as a Board member at Arm Holdings, Fortress Investment Group, SoFi, Brightstar Corp, Softbank Energy, SoftBank Group Capital, and Airtel Africa. Mr. Sama was also a Senior Managing Director at Morgan Stanley, where he led the firm’s communications practice in Europe and TMT practice in the Asia-Pacific region. Mr. Sama co-founded Baer Capital Partners, an alternative asset management firm focused on India with over $300 million in assets, in partnership with the Baer family and Dubai Holdings. He continues to be a Director of Baer Capital. He is a member of the CNBC Global CFO Council, and a former Chairman of the London Chapter of the Young President’s Organization (YPO).

Alan Black is a director.    Mr. Black founded Surfspray Capital, LLC in 2017 through which he has advised over a dozen companies including Looker Data Sciences where he served on the Board and was Chair of the Audit Committee (acquired by Google in 2019); Bill.com Holdings (2019 IPO), HashiCorp (2021 IPO), and private software companies including Intercom, Komodo Health, Mattermost, Netlify, Nozomi Networks, and others. He brings more than 35 years of experience as an executive leading public and private software enterprises, including IPO experience as CFO at Zendesk (2014 IPO) and Openwave Systems (1999 IPO). In between those companies, Mr. Black was President and CEO of Intelliden (acquired by IBM in 2010). Mr. Black currently sits on the boards of Nextiva’s, Matillion and Plum Acquisition Corp. III, a special purpose acquisition company traded on Nasdaq. He holds a Bachelors of Commerce and a Graduate Diploma in Public Accountancy degrees from McGill University in Montreal, Canada, and serves on McGill’s Board of Advisors for the Western United States, co-chairing its Bursary Subcommittee. Mr. Black is now retired from active membership in the Institute of Chartered Accountants of Ontario (Canada) and Society of Certified Public Accountants (California), in which professional organizations he was a licensed member for over two decades.

Vivian Chow is a director.    Ms. Chow served as SVP, Strategic Execution & Operations at DocuSign, Inc., providing of a leading e-signature product, from April 2021 through February 2022 and as Chief Accounting Officer from November 2013 through March 2021. Prior to joining DocuSign, Ms. Chow served for five years as the VP, Worldwide Controller for Electronic Arts Inc., a leading publisher of video games. Prior to that, she held VP and Corporate Controller positions at Restoration Hardware, a home furnishings retailer, and Thermage, Inc., a medical device manufacturer. Previously, she held leadership positions at Fair, Isaac & Company, Inc., Calypte Biomedical Corporation and Nextel Communications. Ms. Chow started her career at Arthur Andersen & Co., a public accounting partnership, where she served various clients in the audit and financial services consulting practices. Ms. Chow currently sits on the board of LiveRamp, a data collaboration platform. Ms. Chow holds a bachelor of science degree in accounting from Lehigh University where she sits on the Dean’s Advisory Council. She is a certified public accountant (inactive) in the State of California.

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

We believe that the value of our operator driven approach to success is highly differentiated by virtue of the size, playbook, financial alignment, credibility in DEI, and the diverse skillsets and backgrounds of our team. We further believe that our model is one that will be very positively received by high-performing companies for many reasons:

●	Conviction and Aligned Incentives for Investors: We are funding all of our risk capital internally. We believe this indicates a high level of confidence and commitment on the part of our team. This investment also creates alignment between our team, IPO investors, and future PIPE investors because we are all focused on maximizing the long-term value of our business combination.

●	Focus on Long-Term Value Creation for the Partner Company: Self-funding the entirety of our risk capital also closely aligns us with our eventual partner company’s outcome. Our willingness to tie our promote lock-up to company stock-price performance should also be attractive to companies. We plan to carefully curate our IPO and PIPE investors, focusing on long-term investors with a track record of supporting high-quality growth companies. In addition, we believe that our performance bonus of interests in our Sponsor that are equivalent to an aggregate of up to 500,000 founder shares provides meaningful motivation to our Board of Directors to help us deliver the best possible returns to our shareholders.

●	Decentralized and Proprietary Deal Sourcing: Each member of our 48-person extended team has been selected for their personal networks and access to Tech companies and boards in the U.S. and Europe. The breadth and connectivity of this extended team, combined with our incentive structure, increases our ability to source proprietary opportunities without relying on bankers for deal flow, and reduces the likelihood that we will have to participate in competitive bid processes or “SPAC-offs”.

●	Incremental Value through DEI Focus and Execution: Core to our thesis is evidence that there is tremendous value to be unlocked when both management teams and investors prioritize DEI. We will draw upon a diverse, world-class team for public board construction and to assist our future partner company on its own DEI journey, along with specific DEI strategies and initiatives that have worked at world-class companies such as Intel and Google.

●	Proprietary Accelerating Through the Bell Operational Playbook: We believe our public growth playbook, with a focus on short-term tactical plays, medium-term growth plays, and longer-term culture-defining plays, will provide our eventual partner company with a strong competitive edge and make our SPAC an attractive partner. Each play is owned by a highly regarded executive with a proven track record of success in that specific area. For example, one of the individuals running our public investor relations strategy was instrumental in executing the Shopify and Zendesk IPOs, among others; the individual in charge of go-to-market acceleration play served as the sales leader during Tableau’s ramp from $800 million in revenue; one of the individuals in charge of the international growth play led his company’s entry into more than 18 countries.

Our Acquisition Criteria

We do not think that there is a one-size fits-all list of criteria that we can use to evaluate companies. However, wise and flexible employment of our investment principles is the north star of our investment decision process:

●	Large Addressable Market: We will seek to invest in companies that offer room for compelling, long-term growth in their key markets. Large addressable markets have been a hallmark of our previous successful investments. We believe green field or rapidly growing markets often create the largest absolute returns.

●	Experienced and Visionary Management Team: Seasoned and visionary management teams are necessary for success in our model. We intend to acquire a company with forward-thinking leaders with a demonstrated history of success, and whose interests and vision are aligned with those of our team and shareholders.

●	Robust Growth: While many things must fall in place for an investment to succeed, we believe that growth is the primary driver of returns. We believe that revenue growth, not cost cutting, leverage, or other strategies, is the most important driver of long-term value.

●	Strong Business Model: We believe business models that enable reinvestment win in the long-haul. As such, the most investable companies must show, through compelling unit economics and business model, both the ability to deliver impressive cash flows and productively reinvest over the long term.

●	Competitive Moat: Real, sustainable accumulating advantages enable companies to compound value. We favor businesses with strong structural advantages, including various forms of network effects, aggregator dynamics, and brand.

●	Visible Market Opportunity: We seek to invest in businesses with recurring or re-occurring business models that provide good revenue visibility and ample data, allowing us to clearly understand growth drivers. We intend to invest in those businesses where future revenue cannot be confounded by significant market, technology, or regulatory risks.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our Sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team or board of directors may directly or indirectly own our founder shares, ordinary shares and/or private placement warrants following the initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

In addition, our Sponsor and our officers, and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Financial Position

With funds available for a business combination of approximately $35.6 million held in the Trust Account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We have agreed to pay our Sponsor or an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. In addition, pursuant to our Administrative Services Agreement we may make payments or reimbursements to our Sponsor or its affiliates, for the reasonable salaries and other services provided to us prior to or in connection with our initial business combination by its employees, consultants and/or members, who may include our officers or directors, and may also pay certain fees to our Sponsor or its respective affiliates. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

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

Our Sponsor, officers, directors, and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors, or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors, and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the combination period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the combination period to consummate an initial business combination. If we have not consummated an initial business combination within the combination period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the combination period. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within the combination period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held in Company accounts outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the combination period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the combination period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we have not consummated an initial business combination within the combination period:

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares, subject to any limitations (including, but not limited, to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our Sponsor, directors, officers, or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our Sponsor, directors, officers, or their affiliates may pay in these transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going- private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.	If we have not consummated an initial business combination within the combination period, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

	Redemptions in Connection with Our Initial Business Combination	Other Permitted Purchases of Public Shares by Our Affiliates	Redemptions if We Fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our Sponsor, who will be our only remaining shareholder after such redemptions.

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

Facilities

We currently maintain our executive offices at 2021 Fillmore St. #2089, San Francisco, California 94115. The cost for our use of this space is included in the $10,000 per month fee we accrue to our Sponsor or an affiliate of our Sponsor for office space, unless waived by our Sponsor, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team or their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team and as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

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

Our Sponsor owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of the initial public offering. Our Sponsor and members of our management team also may from time-to-time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within the combination period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the combination period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The requirement that we consummate an initial business combination within the combination period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within the combination period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within the combination period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within the combination period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, management team, directors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, executive officers, directors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsor, executive officers, directors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, executive officers, directors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the combination period, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the private placement warrants, only approximately $1,800,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, and third parties will be sufficient to allow us to operate for at least until the combination period expires; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision(a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of the initial public offering, our Sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (assuming it does not purchase any units in the initial public offering). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and, due to the conversion of all of our Class B ordinary shares into Class A ordinary shares, our board of directors will control the outcome, as only holders of our Class B ordinary shares had the right to vote on the election of directors and to remove directors prior to our initial business combination, and, per Article 29.2 of our amended and restated memorandum and articles of association, such right to elect directors reverted to the board of directors upon conversion of the Class B ordinary shares. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the combination period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to our initial public offering registration statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Because we qualify as an emerging growth company, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association will provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis,20% of our Class A ordinary shares upon the closing of the initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the sale of the private placement warrants provided us with $319,216,340 that we may use to complete our initial business combination, which amount was reduced to approximately $35.6 million following redemptions in connection with the extraordinary general meetings of shareholders held on March 15, 2023, and September 13, 2023.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we have not consummated an initial business combination within the combination period, our public shareholders may be forced to wait beyond such combination period before redemption from our trust account.

If we have not consummated an initial business combination within the combination period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the combination period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) that provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. Since our initial public offering, the proceeds held in the trust account have only been invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within the combination period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

To mitigate further risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we intend to instruct the trustee to liquidate the investments held in the Trust Account and instead hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, the Company may receive less interest on the funds held in the Trust Account than the interest the Company would have received pursuant to the original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of June 18, 2024, unless such date is extended by our Board, pursuant to our amended and restated articles of association , to complete a Business Combination. Although we expect to complete a business combination prior to the expiration of the combination period, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 488,763,998 authorized but unissued Class A ordinary shares available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. As of December 31, 2023, there were no Class B ordinary shares or preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants.” However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. As of December 31, 2023, there were no founder shares outstanding. As a result, per Article 29.2 of the amended and restated memorandum and articles of association the power to elect directors now resides solely with our board of directors. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our founder shares, which have been issued to our Sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our Sponsor, officers, and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers, and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers, or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our Sponsor, officers, and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer , on the one hand, and us, on the other.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our executive officers, directors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with our Sponsor, executive officers, directors, or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our Sponsor, officers, and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers, and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On January 13, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, on April 14, 2021, our Sponsor purchased an aggregate of 6,256,218 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($9,384,327 in the aggregate), in a private placement that closed simultaneously with the closing of the initial public offering. If we do not consummate an initial business within the combination period, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Termination Date nears, which is the deadline for our consummation of an initial business combination.

Certain of our officers and directors have direct and indirect economic interests in us and/or our Sponsor after the consummation of the initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class A ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in the initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Management—Conflicts of Interest.”

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

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state, and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other such rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the SPAC Rules described below.

The SEC has recently issued rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rules may cause us to liquidate the funds in the Trust Account or liquidate Plum at an earlier time than we might otherwise choose.

The SPAC Rules require, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination.

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

As a result, included on our balance sheet as of December 31, 2023, contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging —Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We face risks related to the restatement of our previously issued consolidated financial statements with respect to the Affected Periods.

As discussed in the Explanatory Note and in Note 2 to the consolidated financial statements in this Form 10-K, we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements for the Affected Periods. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the following:

●	we may face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement; and

●	the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We have identified three material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Second, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Restated Balance Sheet and unaudited interim financial statements included in our current report on Form 8-K filed with the SEC on March 24, 2021 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on May 28, 2021 and August 16, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting.

Third, in the course of preparing a response to a comment letter received by the United States Securities and Exchange Commission on February 1, 2024, related to our Registration Statement on Form S-4 filed January 5, 2024, our management has re-evaluated our application of ASC 470 to our executed Subscription Agreements during 2023. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023, filed with the SEC on May 23, 2023, August 21, 2023, and November 22, 2023, respectively. As part of this process, we identified a third material weakness in our internal control over financial reporting.

Finally, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in our internal controls during the year ended 2023 and 2022 over accounting and reporting complex financial instruments including the accounting of subscription agreements, proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. These material weaknesses in our internal controls have not been remediated as of December 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

After completion of the initial public offering, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots, and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our executive offices at 2021 Fillmore St. #2089, San Francisco, California 94115. The cost for our use of this space is included in the $10,000 per month fee we accrue to our Sponsor or an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(b) Holders

As of February 26, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of record of our warrants.

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

With the underwriter’s over-allotment remaining option expired in May 2021, the initial shareholders forfeited 644,591 shares to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of December 31, 2023, there were no shares of Class B Ordinary Shares issued and outstanding.

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

Concurrently with the closing of the initial public offering, our Sponsor purchased 6,000,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share generating gross proceeds of $9.0 million, in a private placement that closed simultaneously with the closing of our initial public offering. Simultaneously with the closing of the over-allotment option, our Sponsor purchased an additional 256,218 private placement warrants generating additional proceeds of $0.4 million. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the company does not complete an initial business combination within the combination period, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the initial public offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

In connection with the Subscription Agreements (as described below), the Company issued unsecured promissory notes (“Convertible Promissory Notes”), dated as of March 17, 2023, July 25, 2023, October 18, 2023, and November 12, 2023, in the principal amount of up to $1,500,000, $1,090,000, $340,000,and $800,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company has evaluated the accounting treatment of the convertible notes under ASC 815. The Company has determined that the conversion feature would be the only consideration to be provided to Sponsor if Sponsor exercises the conversion feature. As of December 31, 2023, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minis value.

Use of Proceeds

In connection with the initial public offering and the exercise of the underwriter’s over-allotment option, we incurred offering costs of approximately $18.3 million (including underwriting commissions of approximately $6.3 million and deferred underwriting commissions of approximately $11.2 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $319.2 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the initial public offering) was placed in the trust account, which amount was reduced to approximately $35.6 million following redemptions in connection with the extraordinary general meetings of shareholders held on March 15, 2023, and September 13, 2023. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus related to our initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Recent Developments

On November 27, 2023, we entered into a definitive business combination agreement with Veea Inc. (“Veea”) (the “Business Combination Agreement”) related to a proposed merger expected to result in Veea becoming a publicly traded company (referred to herein as the “Combined Company” ) whose business, after the closing (the “Closing”), assuming the occurrence thereof, will be the continued business of Veea.

Results of Operations

For the year ended December 31, 2023, we had a loss of $34,727. In addition to the loss from operations of $3,098,285, we recognized other income of $3,063,558 consisting of interest earned on cash held in the Trust Account of $4,758,906, reduction of deferred underwriter fee payable of $328,474 and change in fair value of FPA of $308,114, offset by an unrealized loss on our warrant liabilities of $1,264,054, issuance of FPA of $308,114 and interest expense – debt discount of $759,768.

For the year ended December 31, 2022, we had a net income of $10,578,125. In addition to the loss from operations of $4,074,437, we recognized other income of $14,652,562 consisting of the change in fair value of our warrant liabilities of $8,973,522, termination fee of $1,000,000 and interest earned on investments held in the Trust Account of $4,679,040.

Through December 31, 2023, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The change in fair value of our warrant liabilities had no impact on cash. As of December 31, 2023, $35,555,976 was held in the Trust Account, $94,703 of cash held outside of Trust Account and $4,587,330 of accounts payable and accrued expenses.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay taxes, if any, the proceeds in the Trust will not be released from the Trust Account (1) to us, until the completion of our initial Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of our initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of the public shares if we do not complete an initial Business Combination within the combination period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if we have not consummated a Business Combination within the Combination Period, subject to applicable law.

Results of Operations for the Three and Nine Months ended September 30, 2023 (As Restated)

For the three months ended September 30, 2023, we had a loss from operations of $353,372. In addition to the loss from operations, we recognized other income of $15,322 consisting of interest earned on cash held in the Trust Account of $626,310 offset by unrealized loss on our warrant liabilities of $334,975 and interest expense – debt discount of $279,013.

For the three months ended September 30, 2022, we had a loss from operations of $633,050. In addition to the loss from operations, we recognized other income of $3,118,342 consisting of an unrealized gain on our warrant liabilities of $1,674,871 and interest earned on cash held in the Trust Account of $1,443,471.

For the nine months ended September 30, 2023, we had a loss from operations of $2,085,609. In addition to the loss from operations, we recognized other income $3,879,911 consisting of change in fair value of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474 and interest earned on cash held in the Trust Account of $4,344,597 offset by an unrealized loss on our warrant liabilities of $379,216, issuance of FPA of $308,114 and interest expense – debt discount of $413,944.

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

Results of Operations for the Three and Six Months ended June 30, 2023 (As Restated)

For the three months ended June 30, 2023, we had a loss from operations of $578,954. In addition to the loss from operations, we recognized other income of $3,131,354 consisting of an unrealized loss on our warrant liabilities of $1,978,245, change in fair value of FPA of $633,205 and interest earned on cash held in the Trust Account of $626,320 offset by interest expense – debt discount of $106,416.

For the six months ended June 30, 2023, we had a loss from operations of $1,732,236. In addition to the loss from operations, we recognized other income $3,864,589 consisting of interest earned on cash held in the Trust Account of $3,715,287, change in fair value of FPA of $308,114 and reduction of deferred underwriter fee payable of $328,474 offset by unrealized loss on our warrant liabilities of $44,241, issuance of FPA of $308,114, interest expense – debt discount of $134,931.

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

Results of Operations for the Three Months ended March 31, 2023 (As Restated)

For the three months ended March 31, 2023, we had a loss from operations of $1,153,282. In addition to the loss from operations, we recognized other income $733,235 consisting of interest earned on cash held in the Trust Account of $3,088,967 and reduction of deferred underwriter fee payable of $328,474 offset by unrealized loss on our warrant liabilities of $2,022,486, change in fair value of FPA of $325,091, issuance of FPA of $308,114 and interest expense – debt discount of $28,515.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had cash outside our Trust Account of $94,703, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

On March 17, 2023, July 25, 2023, October 18, 2023 and November 12, 2023, the Company issued unsecured promissory notes (“Convertible Promissory Notes”) in the principal amount of up to $1,500,000, $1,090,000, $340,000 and $800,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.

As of December 31, 2023, we had investments held in the Trust Account of $35,555,976 (including $9,454,208 of income) consisting of money market funds.

For the year ended December 31, 2023, cash used in operating activities was $1,062,642. Net loss of $34,727 which consisted of change in fair value of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, and interest earned on cash held in the Trust Account of $4,758,906, was primarily offset by an unrealized loss on our warrant liabilities of $1,264,054, issuance of FPA of $308,114, interest expense – debt discount of $759,768 and other operational activities including amounts for accounts payable and accrued expenses and due to related party of $2,035,643.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of December 31, 2023, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minimis value (Note 5).

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

Further, management has determined that if the Company is unable to complete a Business Combination by June 18, 2024 if elected to extend the Termination Date (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Liquidity, Capital Resources and Going Concern for the Nine Months ended September 30, 2023 (As Restated)

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

For nine months ended September 30, 2023, cash used in operating activities was $709,623. Net income of $1,794,302 which consisted of change in fair value of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, and interest earned on cash held in the Trust Account of $4,344,597, was primarily offset by an unrealized loss on our warrant liabilities of $379,216, issuance of FPA of $308,114, interest expense – debt discount of $413,944 and other operational activities including amounts due to related party of $1,375,986.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of September 30, 2023, $1,000,000 Working Capital Loans have been issued.

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

Liquidity, Capital Resources and Going Concern for the Six Months ended June 30, 2023 (As Restated)

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

For six months ended June 30, 2023, cash used in operating activities was $431,465. Net income of $2,132,353 was primarily offset by an unrealized loss on our warrant liabilities of $44,241, change in fair value of FPA of $308,114, issuance of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, interest expense – debt discount of $134,931 and interest earned on cash held in the Trust Account of $3,715,287. Other operational activities including amounts due to related party generated $1,300,771.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of June 30, 2023, $1,000,000 Working Capital Loans have been issued.

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

Liquidity, Capital Resources and Going Concern for the Three Months ended March 31, 2023 (As Restated)

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

For three months ended March 31, 2023, cash used in operating activities was $238,590. Net loss of $420,047 was primarily offset by an unrealized loss on our warrant liabilities of $2,022,486, change in fair value of FPA of $325,091, issuance of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, interest expense – debt discount of $28,515 and interest earned on cash held in the Trust Account of $3,088,967. Other operational activities including amounts due to related party generated $914,692.

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

Further, our Sponsor, officers and directors or their respective affiliates have committed to loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of March 31, 2023, $1,000,000 Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 3 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities, convertible promissory note and subscription liability. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Convertible Promissory Notes

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

Subscription Liability

Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its consolidated statements of operations. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods.

Recent accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the accounting for our subscription agreements, proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Management has concluded that our internal control over financial reporting was not effective at December 31, 2023 due to the material weakness in our internal controls during the year ended 2023 over accounting and reporting its Subscription Agreements and during the year ended 2022 over accounting and reporting complex financial instruments including the proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. These material weaknesses in our internal controls have not been remediated as of December 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Promissory Note

On March 17, 2023, July 25, 2023, October 18, 2023, and November 12, 2023, the Company issued unsecured promissory notes (“Convertible Promissory Notes”) in the principal amount of up to $1,500,000, $1,090,000, $340,000 and $800,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, mature on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants.

The Convertible Promissory Notes were issued, and any private placement warrants and underlying shares will be issued, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Position
Kanishka Roy	48	President, Co-Chief Executive Officer, and Director
Mike Dinsdale	51	Co-Chief Executive Officer, Chief Financial Officer, and Director
Alok Sama	61	Director
Alan Black	63	Director
Vivian Chow	57	Director

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

Alok Sama is a director. Mr. Sama is currently a Senior Advisor to Warburg Pincus LLC, joining in 2020. He was formerly President & CFO of SoftBank Group International (“SBGI”) and Chief Strategy Officer for SoftBank Group (“SBG”), from 2014 to April 2019. While at SoftBank, Mr. Sama led the $59 billion merger of Sprint and T-Mobile, the $34 billion acquisition of ARM Holdings Plc, the $10 billion disposition of SoftBank’s stake in Alibaba Group Holding, the $8.6 billion sale of Supercell Oy to Tencent Holdings, and the restructuring of SoftBank’s holding in Yahoo Japan. Mr. Sama was also responsible for multiple growth capital investments across technology verticals, including ride sharing, fintech, and communications. Mr. Sama represented SoftBank as a Board member at Arm Holdings, Fortress Investment Group, SoFi, Brightstar Corp, Softbank Energy, SoftBank Group Capital, and Airtel Africa. Mr. Sama was also a Senior Managing Director at Morgan Stanley, where he led the firm’s communications practice in Europe and TMT practice in the Asia-Pacific region. Mr. Sama co-founded Baer Capital Partners, an alternative asset management firm focused on India with over $300 million in assets, in partnership with the Baer family and Dubai Holdings. He continues to be a Director of Baer Capital. He is a member of the CNBC Global CFO Council, and a former Chairman of the London Chapter of the Young President’s Organization (YPO).

Alan Black is a director. Mr. Black founded Surfspray Capital, LLC in 2017 through which he has advised over a dozen companies including Looker Data Sciences where he served on the Board and was Chair of the Audit Committee (acquired by Google in 2019); Bill.com Holdings (2019 IPO), HashiCorp (2021 IPO), and private software companies including Intercom, Komodo Health, Mattermost, Netlify, Nozomi Networks, and others. He brings more than 35 years of experience as an executive leading public and private software enterprises, including IPO experience as CFO at Zendesk (2014 IPO) and Openwave Systems (1999 IPO). In between those companies, Mr. Black was President and CEO of Intelliden (acquired by IBM in 2010). Mr. Black currently sits on the boards of Nextiva’s, Matillion and Plum Acquisition Corp. III, a special purpose acquisition company traded on Nasdaq. He holds a Bachelors of Commerce and a Graduate Diploma in Public Accountancy degrees from McGill University in Montreal, Canada, and serves on McGill’s Board of Advisors for the Western United States, co-chairing its Bursary Subcommittee. Mr. Black is now retired from active membership in the Institute of Chartered Accountants of Ontario (Canada) and Society of Certified Public Accountants (California), in which professional organizations he was a licensed member for over two decades.

Vivian Chow is a director. Ms. Chow served as SVP, Strategic Execution & Operations at DocuSign, Inc., providing of a leading e-signature product, from April 2021 through February 2022 and as Chief Accounting Officer from November 2013 through March 2021. Prior to joining DocuSign, Ms. Chow served for five years as the VP, Worldwide Controller for Electronic Arts Inc., a leading publisher of video games. Prior to that, she held VP and Corporate Controller positions at Restoration Hardware, a home furnishings retailer, and Thermage, Inc., a medical device manufacturer. Previously, she held leadership positions at Fair, Isaac & Company, Inc., Calypte Biomedical Corporation and Nextel Communications. Ms. Chow started her career at Arthur Andersen & Co., a public accounting partnership, where she served various clients in the audit and financial services consulting practices. Ms. Chow currently sits on the board of LiveRamp, a data collaboration platform. Ms. Chow holds a bachelor of science degree in accounting from Lehigh University where she sits on the Dean’s Advisory Council. She is a certified public accountant (inactive) in the State of California.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Black and Ms. Chow, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Sama, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Roy and Mr. Dinsdale, will expire at our third annual meeting of shareholders.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Sama, Mr. Black and Ms. Chow are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Sama, Mr. Black and Ms. Chow serve on our audit committee. Our board of directors has determined that Mr. Sama, Mr. Black and Ms. Chow are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Sama serves as the Chairman of the audit committee.

Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Mr. Sama, Mr. Black and Ms. Chow, and Ms. Chow serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Mr. Sama, Mr. Black and Ms. Chow are independent under the Nasdaq listing standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in our nominating committee charter, generally provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education, or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Sama, Mr. Black and Ms. Chow and Mr. Black serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Mr. Sama, Mr. Black and Ms. Chow are independent under the Nasdaq listing standards.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our executive officers, based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent (10%) of our Ordinary Shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

Conflicts of Interest

Under Cayman Islands Companies Law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our Existing Governing Documents provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Mike Dinsdale	Akkadian Ventures, LLC	Investment, Management & Fundraising	Venture Partner
	Clause Inc.	Financial Technology	Board Member
	Jirav, Inc.	Financial Technology	Board Member
Kanishka Roy	Plum Acquisition Corp III	Special Purpose Acquisition Company	President, Chief Executive Officer, Secretary and Treasurer and Board Member
Alok Sama	Warburg Pincus LLC	Private Equity	Senior Advisor
	Blue River Acquisition Corp	Special Purpose Acquisition Company	Board Member
	Valhalla Ventures	Private Equity	Vice Chairman
Alan Black	Surfspray Capital, LLC	Advisory	Founder
	Nextiva	Telecom	Board Member
	Matillion Ltd	Technology	Board Member
	Plum Acquisition Corp III	Special Purpose Acquisition Company	Board Member
Vivian Chow	LiverRamp Holdings Inc	Technology	Board Member

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor purchased founder shares prior to the date of our Initial Public Offering and our Sponsor purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our Initial Public Offering. Our Sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their Redemption rights with respect to any founder shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the combination period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

●	Additionally, our Sponsor and other initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Existing Governing Documents. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our Public Shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own Ordinary Shares or Warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our Sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Commencing on the date our securities are first listed on Nasdaq, we have accrued an amount of $10,000 per month to reimburse our Sponsor or an affiliate of our Sponsor for office space, secretarial and administrative services provided to us. Pursuant to our Administrative Services Agreement we may make payments or reimbursements to our Sponsor or its affiliates, for the reasonable salaries and other services provided to us prior to or in connection with our initial business combination by its employees, consultants and/or members, who may include our officers, or directors, and may also pay certain fees to our Sponsor or its respective affiliates.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. The Existing Governing Documents provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our Sponsor or an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. Pursuant to our Administrative Services Agreement we may make payments or reimbursements to our Sponsor or its affiliates, for the reasonable salaries and other services provided to us prior to or in connection with our initial business combination by its employees, consultants and/or members, who may include our officers or directors, and may also pay certain fees to our Sponsor or its respective affiliates. In addition, our Sponsor, executive officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review periodically all payments that were made by us to our Sponsor, executive officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than periodic audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 26, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,980,409 Class A ordinary shares outstanding as of February 26, 2024. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the voting power of Class A ordinary shares owned beneficially by such person.

	Class A ordinary shares
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Five Percent Holders
Plum Partners, LLC(2)	7,980,409	100.0	20.0%
Directors and executive Officers of Plum
Kanishka Roy(2)	7,980,409	100.0	20.0%
Mike Dinsdale(2)	7,980,409	100.0	20.0%
Alok Sama(3)	—	—	—
Alan Black(3)	—	—	—
Vivian Chow(3)	—	—	—
All officers and directors as a group (5 individuals)	7,980,409	100.0	20.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 2021 Fillmore St. #2089, San Francisco, California 94115.

(2)	Plum Partners, LLC is the record holder of the share reported herein. Plum Partners, LLC is controlled by Ursula Burns, Kanishka Roy and Michael Dinsdale.

(3)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our Sponsor or its affiliates.

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

In connection with the Subscription Agreements, the Company issued the Convertible Promissory Notes, dated as of March 17, 2023, July 25, 2023, October 18, 2023, and November 12, 2023, in the principal amount of up to $1,500,000, $1,090,000, $340,000, and $800,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company has evaluated the accounting treatment of the convertible notes under ASC 815. The Company has determined that the conversion feature would be the only consideration to be provided to Sponsor if Sponsor exercises the conversion feature. As of December 31, 2023, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minis value.

The Company will accrue to the Sponsor or an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company may make payments or reimbursement to the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the year ended December 31, 2022, the Company incurred $120,000, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying balance sheet and incurred $549,198 for reimbursement of costs of salaries and other services. For the year ended December 31, 2023, the Company incurred $120,000 in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying consolidated balance sheet. For the year ended December 31, 2023, the Company incurred $215,094, in fees for reimbursement of costs of salaries.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Sama, Mr. Black and Ms. Chow are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. During the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $138,905 and $162,225 for the services Marcum performed in connection with the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report on Form 10K.

Audit-Related Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for audit-related matters.

Tax Fees. During the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description

2.1	Business Combination Agreement, dated March 2, 2023.(1)

2.2	Business Combination Agreement, dated November 27, 2023.(2)

3.1	Amended and Restated Memorandum and Articles of Association.(3)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(4)

4.2	Description of Company’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(4)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(4)

10.3	Registration and Shareholder Rights Agreement among Company and the Sponsor.(4)

10.4	Letter Agreement between the Company, the Sponsor and the Company’s officers and directors. (4)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(4)

10.6	Promissory Note, dated January 31, 2022, issued by Plum Acquisition Corp. I to Mike Dinsdale.(5)

10.7	Promissory Note, dated July 11, 2022, issued by Plum Acquisition Corp. I to Ursula Burns.(6)

10.8	Forward Purchase Agreement, dated March 1, 2023.(1)

10.9	Sponsor Letter Agreement, dated March 2, 2023.(1)

10.10	Company Support Agreement, dated March 2, 2023.(1)

10.11	Subscription Agreement dated March 16, 2023, by and among Plum Acquisition Corp. I, Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(7)

10.12	Promissory Note dated March 16, 2023, by and between Plum Acquisition Corp. I and Mr. Kanishka Roy.(8)

10.13	Promissory Note in favor of Plum Partners, LLC, dated effective as of March 17, 2023.(9)

10.14	Amended and Restated Subscription Agreement dated July 14, 2023, by and among Plum Acquisition Corp. I, Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(10)

10.15	Subscription Agreement dated July 25, 2023, by and among Plum Acquisition Corp. I, Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(11)

10.16	Promissory Note in favor of Plum Partners, LLC, dated effective as of July 25, 2023.(11)

10.17	Amendment No. 1 to the July 14, 2023 Amended and Restated Subscription Agreement dated October 18, 2023, by and among Plum Acquisition Corp., Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(12)

10.18	Amendment No. 1 to the July 25, 2023 Subscription Agreement dated October 18, 2023, by and among Plum Acquisition Corp. I, Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(12)

10.19	Subscription Agreement dated October 18, 2023, by and among Plum Acquisition Corp., Plum Partners, LLC, and Polar Multi-Strategy Master Fund.(12)

10.20	Promissory Note in favor of Plum Partners, LLC, dated effective October 18, 2023.(12)

10.21	Subscription Agreement dated November 12, 2023, by and among Plum Acquisition Corp. I, Plum Partners, LLC, and Palmeira Investment Limited.(12)

10.22	Promissory Note in favor of Plum Partners, LLC, dated effective as of November 12, 2023.(12)

10.23	Sponsor Letter Agreement, dated November 27, 2023.(2)

10.24	Amendment to Letter Agreement, dated November 27, 2023.(2)

24	Power of Attorney*

31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Co-Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Co-Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 6, 2023.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2023.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2023.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2021.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 4, 2022.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 14, 2022.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 22, 2023.
(9)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on April 17, 2023.
(10)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2023.
(11)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2023.
(12)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 22, 2023.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2024	PLUM ACQUISITION CORP. I

/s/ Michael Dinsdale
	Name:	Michael Dinsdale
	Title:	Co-Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mike Dinsdale Mike Dinsdale	Co-Chief Executive Officer, Chief Financial Officer, and Director	March 1, 2024

/s/ Kanishka Roy Kanishka Roy	President, Co-Chief Executive Officer, and Director	March 1, 2024

/s/ Alok Sama Alok Sama	Director	March 1, 2024

/s/ Alan Black Alan Black	Director	March 1, 2024

/s/ Vivian Chow Vivian Chow	Director	March 1, 2024

PLUM ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Plum Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plum Acquisition Corp. I (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by June 18, 2024 or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
March 1, 2024

PLUM ACQUISITION CORP. I

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Cash	$94,703	$86,401
Prepaid expenses	50,853	43,631
Total current assets	145,556	130,032

Investments held in Trust Account	35,555,976	323,911,642
TOTAL ASSETS	$35,701,532	$324,041,674

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$4,587,330	$2,640,756
Due to related party	331,291	235,000
Convertible promissory note – related party	1,000,000	1,000,000
Promissory Note – related party	250,000	—
Subscription liability	1,567,406	—
Total current liabilities	7,736,027	3,875,756

Warrant liabilities	1,643,271	379,217
Deferred underwriting commissions liabilities	—	11,172,572
TOTAL LIABILITIES	9,379,298	15,427,545

COMMITMENTS AND CONTINGENCIES (NOTE 8)
Class A Ordinary shares subject to possible redemption, 3,255,593 and 31,921,634 shares at $10.92 and $10.15 redemption value as of December 31, 2023 and 2022, respectively	35,555,976	323,911,642

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,980,409 and 0 shares issued and outstanding (excluding 3,255,593 and 31,921,634 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	799	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 7,980,409 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	799
Additional paid-in capital	6,098,498	—
Accumulated deficit	(15,333,039)	(15,298,312)
TOTAL SHAREHOLDERS’ DEFICIT	(9,233,742)	(15,297,513)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$35,701,532	$324,041,674

The accompanying notes are an integral part of these consolidated financial statements.

PLUM ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Formation and operating expenses	$3,098,285	$4,074,437
Loss from operations	(3,098,285)	(4,074,437)

Other (expense) income:
Change in fair value of warrant liabilities	(1,264,054)	8,973,522
Change in fair value of FPA	308,114	—
Issuance of FPA	(308,114)	—
Reduction of deferred underwriter fee payable	328,474	—
Interest Expense - Debt Discount	(759,768)	—
Termination Fee	—	1,000,000
Interest income – trust account	4,758,906	4,679,040
Total other (expense) income, net	3,063,558	14,652,562

Net (loss) income	$(34,727)	$10,578,125

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	9,858,573	31,921,634
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.00)	$0.27

Weighted average shares outstanding, Class A ordinary shares	2,405,055	—
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.00)	$—
Weighted average shares outstanding, Class B ordinary shares	5,575,354	7,980,409
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.00)	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

PLUM ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	7,980,409	$799	$—	$(21,181,135)	$(21,180,336)
Remeasurement adjustment of carrying value to Class A ordinary shares to redemption value	—	—	—	—	—	(4,695,302)	(4,695,302)
Net income	—	—	—	—	—	10,578,125	10,578,125
Balance as of December 31, 2022	—	—	7,980,409	799	—	(15,298,312)	(15,297,513)
Reduction of deferred underwriter fees	—	—	—	—	10,844,098	—	10,844,098
Conversion of Class B shares to Class A shares	7,980,409	799	(7,980,409)	(799)	—	—	—
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(5,898,905)	—	(5,898,905)
Issuance of Subscription Shares	—	—	—	—	1,153,305	—	1,153,305
Net loss	—	—	—	—	—	(34,727)	(34,727)
Balance as of December 31, 2023	7,980,409	$799	—	$—	$6,098,498	$(15,333,039)	$(9,233,742)

The accompanying notes are an integral part of these consolidated financial statements.

PLUM ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(34,727)	$10,578,125
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,758,906)	(4,679,040)
Change in fair value of warrant liabilities	1,264,054	(8,973,522)
Reduction of deferred underwriter fees	(328,474)	—
Issuance of FPA	308,114	—
Change in fair value of FPA	(308,114)	—
Interest expense - debt discount	759,768	—
Changes in operating assets and liabilities:
Prepaid expense	(7,222)	348,794
Due to related party	96,291	120,000
Accounts payable and accrued expenses	1,946,574	1,584,820
Net cash used in operating activities	(1,062,642)	(1,020,823)

Cash Flows from Investing Activities:
Extension payment deposit in Trust	(1,140,000)	—
Cash withdrawn for redemptions	294,254,572	—
Net cash provided by investing activities	293,114,572	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(294,254,572)	—
Proceeds from subscription liability	1,960,944	—
Proceeds from promissory note – related party	250,000	1,000,000
Net cash (used in) provided by financing activities	(292,043,628)	1,000,000

Net Change in Cash	8,302	(20,823)
Cash – Beginning of period	86,401	107,224
Cash – End of period	$94,703	$86,401

Non-Cash investing and financing activities:
Subsequent measurement of Class A ordinary shares to redemption amount	$5,898,905	$4,695,302
Issuance of Subscription Shares	$1,153,306	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLUM ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Plum Acquisition Corp. I (the “Company” or “Plum”) was incorporated as a Cayman Islands exempted company on January 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company will not be limited to a particular industry or geographic region in its identification and acquisition of a target company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As previously reported, on November 27, 2023 The Company executed a Business Combination Agreement with Veea Inc. The Company and Veea are working toward closing their Business Combination.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).

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

Following the closing of the Public Offering on March 18, 2021 and the partial exercise of the underwriter’s over-allotment option, $319,216,340 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States at Goldman Sachs, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invests only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of our initial Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the combination period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if the Company has not consummated its Business Combination within the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).

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

The Company will have until June 18, 2024, to complete an initial Business Combination. However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Extraordinary General Meeting and Redemption of Shares

On March 15, 2023, Plum held an Extraordinary General Meeting of its Shareholders (1) to amend Plum’s amended and restated memorandum and articles of association (the “Articles”) to extend the date (the “Termination Date”) by which Plum has to consummate a business combination (the “Articles Extension”) from March 18, 2023 (the “Original Termination Date”) to June 18, 2023 (the “Articles Extension Date”) and to allow Plum, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of Plum’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 18, 2024, or a total of up to twelve months after the Articles Extension Date, unless the closing of Plum’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”) and (2) to amend the Articles to eliminate from the Articles the limitation that Plum may not redeem Class A ordinary shares to the extent that such redemption would result in Plum having net tangible assets (as determined in accordance with Rule 3a 51-1(g)(1)of the Securities Exchange Act of 1934, as amended) of less than $5,000,001 (the “Redemption Limitation”) in order to allow Plum to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The shareholders of Plum approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Shareholder Meeting and on March 15, 2023, Plum filed the amendment to the Articles with the Registrar of Companies of the Cayman Islands.

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors, and third parties have committed to provide the Company Working Capital Loans (see Note 5). As of December 31, 2023 and 2022, the Company had $1,000,000 outstanding under Working Capital Loans.

As of December 31, 2023, the Company had $94,703 in its operating bank account and a working capital deficit $7,590,471.

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

Further, management has determined that if the Company is unable to complete a Business Combination by by June 18, 2024 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Restatement Background

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, management determined it should restate its previously reported condensed consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023. The Company previously accounted for its subscription liability as a liability classified derivative instrument which resulted in the Company remeasuring the derivative instrument at fair value at each reporting period with the changes in fair value recorded within earnings. The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing a response to a comment letter received by the United States Securities and Exchange Commission on February 1, 2024, related to the Company’s Registration Statement on Form S-4 filed January 5, 2024. As a result of this analysis, the Company concluded that the transaction underlying the subscription liability was representative of the issuance of multiple freestanding instruments in a bundled transaction which should not have been remeasured at fair value at each reporting period and should have been accounted for using the relative fair value method of accounting in accordance with ASC 470 as previously concluded during the Company’s assessment of the Subscription Agreement. The error occurred as a result of the lack of certain financial analysis and management review in the course of preparing its consolidated financial statements during the periods previously identified above. As a result of the error, the subscription liability and corresponding debt discount recorded within the condensed consolidated balance sheets was overstated, and the change in fair value recorded within the condensed consolidated statements of operations resulted in the recognition of additional (expense) and income for certain periods as identified above. This resulted in an adjustment to the carrying value of debt discount, net of amortization, subscription liability, additional paid-in capital and accumulated deficit on the condensed balance sheet with the offset recorded to change in fair value of subscription liability and interest expense – debt discount on the condensed statement of operations.

In connection with the changes listed above, the Company also restated its earnings per share.

The restatement had no impact on the Company’s cash position or amount held in the trust account.

The relevant unaudited interim financial information for the quarterly periods ended March 30, 2023, June 30, 2023, and September 30, 2023, is included in Note 11, Quarterly Financial Information (Unaudited). The categories of misstatements and their impact on the previously issued financial statements are described in more detail in the tables below.

As previously disclosed, the Company determined that its subscription liability, net of debt discount as of the aforementioned periods had been misstated. The Company concluded that the impact of applying correction for these errors and misstatements on the aforementioned financial statements is material.

Description of Misstatements

Misstatements Associated with Subscription Liability

(a) Subscription liability

The Company previously accounted for its subscription liability as a liability classified derivative instrument which resulted in the Company remeasuring the derivative instrument at fair value at each reporting period with the changes in fair value recorded within earnings. However, the subscription liability should not have been remeasured at fair value at each reporting period and should have been accounted for using the relative fair value method of accounting in accordance with ASC 470. The subscription liability recorded within the condensed consolidated balance sheets was overstated, and the change in fair value recorded within the condensed consolidated statements of operations resulted in the recognition of additional (expense) and income for certain periods as identified above.

(b) Debt discount

The debt discount corresponding to the subscription liability recorded within the condensed consolidated balance sheets was overstated, and the amortization of the debt discount within the condensed consolidated statements of operations resulted in the recognition of additional (expense) and income for certain periods as identified above.

(c) Additional paid-in capital

The correction of the subscription liability resulted in an increase in additional paid-in capital.

Additional Misstatements

(d) Accumulated deficit

The correction of the subscription liability and debt discount resulted in additional (expense) and income for certain periods as identified above.

Description of Restatement Tables

The impact of the revision on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Balance Sheet as of September 30, 2023
Debt discount	$4,372,334	$(4,372,334)	$—
Total assets	$39,589,273	$(4,372,334)	$35,216,939
Subscription liability	$9,191,162	$(9,191,162)	$—
Subscription liability, net of debt discount	$—	$1,060,112	$1,060,112
Total current liabilities	$14,676,822	$(8,131,050)	$6,545,772
Total liabilities	$15,435,255	$(8,131,050)	$7,304,205
Additional paid-in capital	$5,404,501	$914,776	$6,319,277
Accumulated deficit	$(16,347,949)	$2,843,940	$(13,504,009)
Total shareholders’ deficit	$(10,942,649)	$3,758,716	$(7,183,933)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$39,589,273	$(4,372,334)	$35,216,939

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023
Debt discount	$2,479,445	$(2,479,445)	$—
Total assets	$57,707,827	$(2,479,445)	$55,228,382
Subscription liability	$1,946,467	$(1,946,467)	$—
Subscription liability, net of debt discount	$—	$467,274	$467,274
Total current liabilities	$7,382,247	$(1,479,193)	$5,903,054
Total liabilities	$7,805,705	$(1,479,193)	$6,326,512
Additional paid-in capital	$6,488,812	$423,601	$6,912,413
Accumulated deficit	$(11,742,106)	$(1,423,853)	$(13,165,959)
Total shareholders’ deficit	$(5,252,495)	$(1,000,252)	$(6,252,747)
Total liabilities, redeemable ordinary shares and shareholders’ deficit	$57,707,827	$(2,479,445)	$55,228,382

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023
Subscription liability	$800,746	$(800,746)	$—
Subscription liability, net of debt discount	$—	$251,880	$251,880
Total current liabilities	$6,533,748	$(548,866)	$5,984,882
Total liabilities	$8,935,451	$(548,866)	$8,386,585
Additional paid-in capital	$7,275,132	$256,635	$7,531,767
Accumulated deficit	$(16,010,590)	$292,231	$(15,718,359)
Total shareholders’ deficit	$(8,734,659)	$548,866	$(8,185,793)

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2023
Interest expense – debt discount	$(2,467,496)	$2,188,483	$(279,013)
Change in fair value of subscription liability	$(2,079,310)	$2,079,310	$—
Total other (expense) income, net	$(4,252,471)	$4,267,793	$15,322
Net income (loss)	$(4,605,843)	$4,267,793	$(338,050)
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.36)	$0.33	$(0.03)
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.36)	$0.33	$(0.03)
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.36)	$0.33	$(0.03)

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023
Interest expense – debt discount	$(3,815,529)	$3,401,585	$(413,944)
Change in fair value of subscription liability	$557,645	$(557,645)	$—
Total other (expense) income, net	$1,035,971	$2,843,940	$3,879,911
Net income (loss)	$(1,049,638)	$2,843,940	$1,794,302
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.05)	$0.14	$0.09
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.05)	$0.14	$0.09
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.05)	$0.14	$0.09

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2023
Interest expense – debt discount	$(1,045,564)	$939,148	$(106,416)
Change in fair value of subscription liability	$2,655,232	$(2,655,232)	$—
Total other (expense) income, net	$4,847,438	$(1,716,084)	$3,131,354
Net income (loss)	$4,268,484	$(1,716,084)	$2,552,400
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.20	$(0.08)	$0.12
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.20	$(0.08)	$0.12

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2023
Interest expense – debt discount	$(1,348,033)	$1,213,102	$(134,931)
Change in fair value of subscription liability	$2,636,955	$(2,636,955)	$—
Total other (expense) income, net	$5,288,442	$(1,423,853)	$3,864,589
Net income (loss)	$3,556,206	$(1,423,853)	$2,132,353
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.15	$(0.06)	$0.09
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.15	$(0.06)	$0.09

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2023
Interest expense – debt discount	$(302,469)	$273,954	$(28,515)
Change in fair value of subscription liability	$(18,277)	$18,277	$—
Total other (expense) income, net	$441,004	$292,231	$733,235
Net income (loss)	$(712,278)	$292,231	$(420,047)
Basic and diluted net (loss) income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.02)	$0.01	$(0.01)
Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.02)	$0.01	$(0.01)

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2023
Additional paid-in capital	$5,404,501	$491,176	$6,319,277
Accumulated deficit	$(16,347,949)	$4,267,793	$(13,504,009)
Issuance of subscription shares	$—	$491,176	$491,176
Net income (loss)	$(4,605,843)	$4,267,793	$(338,050)
Total stockholders’ deficit	$(10,942,649)	$3,758,716	$(7,183,933)

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2023
Additional paid-in capital	$6,488,812	$423,601	$6,912,413
Accumulated deficit	$(11,742,106)	$(1,423,853)	$(13,165,959)
Issuance of subscription shares	$—	$166,965	$166,965
Net income (loss)	$4,268,484	$(1,716,084)	$2,552,400
Total stockholders’ deficit	$(5,252,495)	$(1,000,252)	$(6,252,747)

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2023
Additional paid-in capital	$7,275,132	$256,635	$7,531,767
Accumulated deficit	$(16,010,590)	$292,231	$(15,718,360)
Issuance of subscription shares	$—	$256,635	$256,635
Net income (loss)	$(712,278)	$292,231	$(420,047)
Total stockholders’ deficit	$(8,734,659)	$548,866	$(8,185,793)

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023
Interest expense – debt discount	$3,815,529	$(3,401,585)	$413,944
Change in fair value of subscription liability	$(557,645)	$557,645	$—
Net income (loss)	$(1,049,638)	$2,843,940	$1,794,302
Issuance of subscription shares	$—	$914,776	$914,776

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2023
Interest expense – debt discount	$1,348,033	$(1,213,102)	$134,931
Change in fair value of subscription liability	$(2,636,955)	$2,636,955	$—
Net income (loss)	$3,556,206	$(1,423,853)	$2,132,353
Issuance of subscription shares	$—	$423,600	$423,600

	As Reported	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2023
Interest expense – debt discount	$302,469	$(273,954)	$28,515
Change in fair value of subscription liability	$18,277	$(18,277)	$—
Net income (loss)	$(712,278)	$292,231	$(420,047)
Issuance of subscription shares	$—	$256,635	$256,635

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)(As Restated)

	As of September 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Cash	$92,722			$92,722
Prepaid expense	27,550			27,550
Total current assets	120,272			120,272
Investments held in Trust Account	35,096,667			35,096,667
Debt discount	4,372,334	(4,372,334)	b	—
TOTAL ASSETS	$39,589,273	$(4,372,334)		$35,216,939

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accounts payable	$3,976,694			$3,976,694
Due to related party	258,966			258,966
Convertible promissory note - related party	1,000,000			1,000,000
Promissory Note - related party	250,000			250,000
Subscription liability	9,191,162	(9,191,162)	a	—
Subscription liability, net of debt discount	—	1,060,112	a	1,060,112
Total current liabilities	14,676,822	(8,131,050)		6,545,772
Warrant liabilities	758,433			758,433
Deferred underwriting commissions liabilities	—			—
TOTAL LIABILITIES	15,435,255	(8,131,050)		7,304,205

COMMITMENTS AND CONTINGENCIES
Class A Ordinary shares subject to possible redemption, 3,255,593 and 31,921,634 shares at $10.78 and $10.15 redemption value as of September 30, 2023 and December 31, 2022, respectively	35,096,667			35,096,667

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—			—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,980,409 and 0 shares issued and outstanding (excluding 3,255,593 and 31,921,634 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	799			799
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 7,980,409 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—			—
Additional paid-in capital	5,404,501	914,776	c	6,319,277
Accumulated deficit	(16,347,949)	2,843,940	d	(13,504,009)
TOTAL SHAREHOLDERS’ DEFICIT	(10,942,649)	3,758,716		(7,183,933)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$39,589,273	$(4,372,334)		$35,216,939

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)(As Restated)

	For the three months ended September 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Formation and operating costs	$353,372			$353,372
Loss from operations	(353,372)			(353,372)

Other (expense) income:
Change in fair value of warrant liabilities	(334,975)			(334,975)
Change in fair value of subscription liability	(2,079,310)	2,079,310	a	—
Change in fair value of Forward Purchase Agreement	—			—
Issuance of Forward Purchase Agreement	—			—
Reduction of deferred underwriter fee payable	—			—
Interest Expense - Debt Discount	(2,467,496)	2,188,483	b	(279,013)
Interest income – trust account	629,310			629,310
Total other (expense) income, net	(4,252,471)	4,267,793		15,322

Net (loss) income	$(4,605,843)	$4,267,793	d	$(338,050)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,970,919			4,970,919
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.36)	$0.33		$(0.03)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	1,474,641			1,474,641
Basic and diluted net income per ordinary share, Class A ordinary shares	$(0.36)	$0.33		$(0.03)
Weighted average shares outstanding, Class B ordinary shares	6,505,768			6,505,768
Basic and diluted net income per ordinary share, Class B ordinary shares	$(0.36)	$0.33		$(0.03)

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)(As Restated)

	For the nine months ended September 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Formation and operating costs	$2,085,609			$2,085,609
Loss from operations	(2,085,609)			(2,085,609)

Other (expense) income:
Change in fair value of warrant liabilities	(379,216)			(379,216)
Change in fair value of subscription liability	557,645	(557,645)	a	—
Change in fair value of Forward Purchase Agreement	308,114			308,114
Issuance of Forward Purchase Agreement	(308,114)			(308,114)
Reduction of deferred underwriter fee payable	328,474			328,474
Interest Expense - Debt Discount	(3,815,529)	3,401,585	b	(413,944)
Interest income – trust account	4,344,597			4,344,597
Total other (expense) income, net	1,035,971	2,843,940		3,879,911

Net (loss) income	$(1,049,638)	2,843,940	d	$1,794,302

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,083,753			12,083,753
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.05)	$0.14		$0.09
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	526,181			526,181
Basic and diluted net income per ordinary share, Class A ordinary shares	$(0.05)	$0.14		$0.09
Weighted average shares outstanding, Class B ordinary shares	7,454,228			7,454,228
Basic and diluted net income per ordinary share, Class B ordinary shares	$(0.05)	$0.14		$0.09

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)(As Restated)

	As of June 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Cash	$20,880			$20,880
Prepaid expense	52,885			52,885
Total current assets	73,765			73,765
Investments held in Trust Account	55,154,617			55,154,617
Debt discount	2,479,445	(2,479,445)	b	—
TOTAL ASSETS	$57,707,827	$(2,479,445)		$55,228,382

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accounts payable	$3,853,954			$3,853,954
Due to related party	331,826			331,826
Convertible promissory note – related party	1,000,000			1,000,000
Promissory Note – related party	250,000			250,000
Subscription liability	1,946,467	(1,946,467)	a	—
Subscription liability, net of debt discount	—	467,274	a	467,274
Total current liabilities	7,382,247	(1,479,193)		5,903,054

Warrant liabilities	423,458			423,458
Deferred underwriting commissions liabilities	—			-
TOTAL LIABILITIES	7,805,705	(1,479,193)		6,326,512

COMMITMENTS AND CONTINGENCIES
Class A Ordinary shares subject to possible redemption, 5,228,218 and 31,921,634 shares at $10.55 and $10.15 redemption value as of June 30, 2023 and December 31, 2022, respectively	55,154,617			55,154,617

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—			—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 5,228,218 and 31,921,634 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	—			—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409 shares issued and outstanding as of June 30, 2023 and December 31, 2022	799			799
Additional paid-in capital	6,488,812	423,601	c	6,912,413
Accumulated deficit	(11,742,106)	(1,423,853)	d	(13,165,959)
TOTAL SHAREHOLDERS’ DEFICIT	(5,252,495)	(1,000,252)		(6,252,747)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$57,707,827	$(2,479,445)		$55,228,382

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)(As Restated)

	For the three months ended June 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Formation and operating costs	$578,954			$578,954
Loss from operations	(578,954)			(578,954)

Other (expense) income:
Change in fair value of warrant liabilities	1,978,245			1,978,245
Change in fair value of subscription liability	2,655,232	(2,655,232)	a	—
Change in fair value of Forward Purchase Agreement	633,205			633,205
Issuance of Forward Purchase Agreement	—			—
Reduction of deferred underwriter fee payable	—			—
Interest Expense - Debt Discount	(1,045,564)	939,148	b	(106,416)
Interest income – trust account	626,320			626,320
Total other (expense) income, net	4,847,438	(1,716,084)		3,131,354

Net (loss) income	$4,268,484	$(1,716,084)	d	$2,552,400

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,208,627			13,208,627
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.20	$(0.08)		$0.12
Weighted average shares outstanding, Class B ordinary	7,980,409			7,980,409
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.20	$(0.08)		$0.12

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)(As Restated)

	For the six months ended June 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Formation and operating costs	$1,732,236			$1,732,236
Loss from operations	(1,732,236)			(1,732,236)

Other (expense) income:
Change in fair value of warrant liabilities	(44,241)			(44,241)
Change in fair value of subscription liability	2,636,955	(2,636,955)	a	—
Change in fair value of Forward Purchase Agreement	308,114			308,114
Issuance of Forward Purchase Agreement	(308,114)			(308,114)
Reduction of deferred underwriter fee payable	328,474			328,474
Interest Expense – Debt Discount	(1,348,033)	1,213,102	b	(134,931)
Interest income – trust account	3,715,287			3,715,287
Total other (expense) income, net	5,288,442	(1,423,853)		3,864,589

Net (loss) income	$3,556,206	$(1,423,853)	d	$2,132,353

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	15,699,166			15,699,166
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.15	$(0.06)		$0.09
Weighted average shares outstanding, Class B ordinary	7,980,409			7,980,409
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.15	$(0.06)		$0.09

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)(As Restated)

	As of March 31, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Cash	$97,811			$97,811
Prepaid expense	102,980			102,980
Total current assets	200,791			200,791

Investments held in Trust Account	54,368,297			54,368,297
TOTAL ASSETS	$54,569,088			$54,569,088

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accounts payable	$3,584,797			$3,584,797
Due to related party	265,000			265,000
Convertible promissory note - related party	1,000,000			1,000,000
Promissory Note - related party	250,000			250,000
Subscription liability	800,746	(800,746)	a	—
Subscription liability, net of debt discount	—	251,880	a	251,880
Forward Purchase Agreement liability	633,205			633,205
Total current liabilities	6,533,748	(548,866)		5,984,882

Warrant liabilities	2,401,703			2,401,703
Deferred underwriting commissions liabilities	—			—
TOTAL LIABILITIES	8,935,451	(548,866)		8,386,585

COMMITMENTS AND CONTINGENCIES
Class A Ordinary shares subject to possible redemption, 3,255,593 and 31,921,634 shares at $10.78 and $10.15 redemption value as of September 30, 2023 and December 31, 2022, respectively	54,368,296			54,368,296

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—			—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,980,409 and 0 shares issued and outstanding (excluding 3,255,593 and 31,921,634 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	—			—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 7,980,409 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	799			799
Additional paid-in capital	7,275,132	256,635	c	7,531,767
Accumulated deficit	(16,010,590)	292,231	d	(15,718,359)
TOTAL SHAREHOLDERS’ DEFICIT	(8,734,659)	548,866		(8,185,793)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$54,569,088			$54,569,088

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)(As Restated)

	For the three months ended March 31, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated

Formation and operating costs	$1,153,282			$1,153,282
Loss from operations	(1,153,282)			(1,153,282)

Other (expense) income:
Change in fair value of warrant liabilities	(2,022,486)			(2,022,486)
Change in fair value of subscription liability	(18,277)	18,277	a	—
Change in fair value of Forward Purchase Agreement	(325,091)			(325,091)
Issuance of Forward Purchase Agreement	(308,114)			(308,114)
Reduction of deferred underwriter fee payable	328,474			328,474
Interest Expense – Debt Discount	(302,469)	273,954	b	(28,515)
Interest income – trust account	3,088,967			3,088,967
Total other (expense) income, net	441,004	292,231		733,235

Net (loss) income	$(712,278)	$292,231	d	$(420,047)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,286,357			26,286,357
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.02)	$0.01		$(0.01)
Weighted average shares outstanding, Class B ordinary	7,980,409			7,980,409
Basic and diluted net income per ordinary share, Class B ordinary shares	$(0.02)	$0.01		$(0.01)

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)(As Restated)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated	Shareholders’
As Previously Reported	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees					10,844,098		10,844,098
Accretion of Class A ordinary shares to redemption value					(3,568,966)	—	(3,568,966)
Net Income						(712,278)	(712,278)
Balance as of March 31, 2023	—	—	7,980,409	799	7,275,132	(16,010,590)	(8,734,659)
Accretion of Class A ordinary shares to redemption value					(786,320)	—	(786,320)
Net Income						4,268,484	4,268,484
Balance as of June 30, 2023	—	—	7,980,409	799	6,488,812	(11,742,106)	(5,252,495)
Conversion of class B shares to Class A shares	7,980,409	799	(7,980,409)	(799)			—
Accretion of Class A ordinary shares to redemption value					(1,084,311)	—	(1,084,311)
Net Income						(4,605,843)	(4,605,843)
Balance as of September 30, 2023	7,980,409	$799	—	$—	$5,404,501	$(16,347,949)	$(10,942,649)
Restatement Impacts
Balance as of December 31, 2022	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees
Accretion of Class A ordinary shares to redemption value						—
Issuance of subscription shares (adjustment)					256,635		256,635
Net Income (adjustment)						292,231	292,231
Balance as of March 31, 2023	—	—	7,980,409	799	256,635	(15,006,081)	(14,748,647)
Accretion of Class A ordinary shares to redemption value						—
Issuance of subscription shares (adjustment)					166,966		166,966
Net Income (adjustment)						(1,716,084)	(1,716,084)
Balance as of June 30, 2023	—	—	7,980,409	799	423,601	(16,722,165)	(16,297,765)
Conversion of class B shares to Class A shares							—
Accretion of Class A ordinary shares to redemption value						—
Issuance of subscription shares (adjustment)					491,175		491,175
Net Income (adjustment)						4,267,793	4,267,793
Balance as of September 30, 2023	—	$—	7,980,409	$799	$914,776	$(12,454,372)	$(11,538,797)

As Restated
Balance as of December 31, 2022	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees					10,844,098		10,844,098
Accretion of Class A ordinary shares to redemption value					(3,568,966)	—	(3,568,966)
Issuance of subscription shares (as restated)					256,635		256,635
Net loss (as restated)						(420,047)	(420,047)
Balance as of March 31, 2023 (as restated)	—	—	7,980,409	799	7,531,767	(15,718,359)	(8,185,793)
Accretion of Class A ordinary shares to redemption value					(786,320)	—	(786,320)
Issuance of subscription shares (as restated)					166,966		166,966
Net income (as restated)						2,552,400	2,552,400
Balance as of June 30, 2023 (as restated)	—	—	7,980,409	799	6,912,413	(13,165,959)	(6,252,747)
Conversion of class B shares to Class A shares	7,980,409	799	(7,980,409)	(799)			—
Accretion of Class A ordinary shares to redemption value					(1,084,311)	—	(1,084,311)
Issuance of subscription shares (as restated)					491,175		491,175
Net loss (as restated)						(338,050)	(338,050)
Balance as of September 30, 2023 (as restated)	7,980,409	$799	—	$—	$6,319,277	$(13,504,009)	$(7,183,933)

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(As Restated)

	For the nine months ended September 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(1,049,638)	2,843,940	d	$1,794,302
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,344,597)			(4,344,597)
Changes in fair value of warrant liabilities	379,216			379,216
Reduction of deferred underwriter fees	(328,474)			(328,474)
Issuance of Forward Purchase Agreement	308,114			308,114
Change in fair value of Forward Purchase Agreement	(308,114)			(308,114)
Change in fair value of subscription liability	(557,645)	557,645	a	—
Interest expense - debt discount	3,815,529	(3,401,585)	b	413,944
Changes in operating assets and liabilities:
Prepaid assets	16,081			16,081
Due to related party	23,966			23,966
Accounts payable and accrued expenses	1,335,939			1,335,939
Net cash used in operating activities	(709,623)			(709,623)

Cash flows from Investing Activities:
Extension payment deposit in Trust	(1,095,000)			(1,095,000)
Cash withdrawn for redemptions	294,254,572			294,254,572
Net cash provided by investing activities	293,159,572			293,159,572

Cash flows from Financing Activities:
Proceeds from the subscription liability	1,560,944			1,560,944
Redemption from Trust Account for ordinary shares	(294,254,572)			(294,254,572)
Proceeds from note payable-related party	250,000			250,000
Net cash (used in) provided by financing activities	(292,443,628)			(292,443,628)

Net Change in Cash	6,321			6,321
Cash, Beginning of period	86,401			86,401
Cash, End of period	$92,722			$92,722

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$5,439,596			$5,439,596
Issuance of subscription shares	$—			$914,776

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(As Restated)

	For the six months ended June 30, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$3,556,206	(1,423,853)	d	$2,132,353
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,715,287)			(3,715,287)
Changes in fair value of warrant liabilities	44,241			44,241
Reduction of deferred underwriter fees	(328,474)			(328,474)
Issuance of Forward Purchase Agreement	308,114			308,114
Change in fair value of Forward Purchase Agreement	(308,114)			(308,114)
Change in fair value of subscription liability	(2,636,955)	2,636,955	a	—
Interest expense - debt discount	1,348,033	(1,213,102)	b	134,931
Changes in operating assets and liabilities:
Prepaid assets	(9,254)			(9,254)
Due to related party	96,826			96,826
Accounts payable and accrued expenses	1,213,199			1,213,199
Net cash used in operating activities	(431,465)			(431,465)

Cash flows from Investing Activities:
Extension payment deposit in Trust	(640,000)			(640,000)
Cash withdrawn for redemptions	273,112,312			273,112,312
Net cash provided by investing activities	272,472,312			272,472,312

Cash flows from Financing Activities:
Proceeds from the subscription liability	755,944			755,944
Redemption from Trust Account for ordinary shares	(273,112,312)			(273,112,312)
Proceeds from note payable-related party	250,000			250,000
Net cash (used in) provided by financing activities	(272,106,368)			(272,106,368)
Net Change in Cash	(65,521)			(65,521)
Cash, Beginning of period	86,401			86,401
Cash, End of period	$20,880			$20,880

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$4,355,287			$4,355,287
Issuance of subscription shares	$—			$423,601

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(As Restated)

	For the three months ended March 31, 2023
	As Previously Reported	Restatement Impacts	Restatement Reference	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(712,278)	292,231	d	$(420,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,088,967)			(3,088,967)
Changes in fair value of warrant liabilities	2,022,486			2,022,486
Reduction of deferred underwriter fees	(328,474)			(328,474)
Issuance of Forward Purchase Agreement	308,114			308,114
Change in fair value of Forward Purchase Agreement	325,091			325,091
Change in fair value of subscription liability	18,277	(18,277)	a	-
Interest expense - debt discount	302,469	(273,954)	b	28,515
Changes in operating assets and liabilities:
Prepaid assets	(59,349)			(59,349)
Due to related party	30,000			30,000
Accounts payable and accrued expenses	944,041			944,041
Net cash used in operating activities	(238,590)			(238,590)

Cash flows from Investing Activities:
Extension payment deposit in Trust	(480,000)			(480,000)
Cash withdrawn for redemptions	273,112,312			273,112,312
Net cash provided by investing activities	272,632,312			272,632,312

Cash flows from Financing Activities:
Proceeds from the subscription liability	480,000			480,000
Redemption from Trust Account for ordinary shares	(273,112,312)			(273,112,312)
Proceeds from note payable-related party	250,000			250,000
Net cash (used in) provided by financing activities	(272,382,312)			(272,382,312)

Net Change in Cash	11,410			11,410
Cash, Beginning of period	86,401			86,401
Cash, End of period	$97,811			$97,811

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,568,966			$3,568,966
Issuance of subscription shares	$—			$256,635

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the subscription and forward purchase agreements and warrants liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

At December 31, 2023 and 2022, funds held in the Trust Account include $35,555,976 and $323,911,642, respectively, of investments held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). The Company classifies its money market fund as trading securities in accordance with ASC 320 “Investments – Debt and Equity Securities.”

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

As of December 31, 2023 and 2022, the ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2021	$319,216,340
Plus:
Accretion adjustment of carrying value to redemption value	4,695,302
Ordinary shares subject to possible redemption, December 31, 2022	$323,911,642
Less:
Redemptions of ordinary shares	(294,254,572)
Plus:
Accretion adjustment of carrying value to redemption value	5,898,906
Ordinary shares subject to possible redemption, December 31, 2023	$35,555,976

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

Subscription Agreements

The Company analyzed its Subscription Agreements (as described in Note 6 and Note 9) under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that, (i) the Subscription Shares issuable under the Subscription Agreements are not required to be accounted for as a liability under ASC 480 or ASC 815, and (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Polar and Palmeira have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. As of December 31, 2023, the Sponsor received an aggregate of $2,359,975 under the Subscription Agreements of which $1,960,944 was funded to the Company.

Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its consolidated statements of operations. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, and promissory note to related parties are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments. See Note 7 for additional information on assets and liabilities measured at fair value.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Year Ended December 31, 2023
	Class A
	ordinary share
	subject
	to possible
	redemption	Class A	Class B
NUMERATOR
Allocation of net (loss)	$(19,192)	$(4,682)	$(10,853)

DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	9,858,573	2,405,055	5,575,354

Basic and diluted net (loss) income per shares	$(0.00)	$(0.00)	$(0.00)

	For the Year Ended December 31, 2022
	Class A ordinary share subject to possible redemption	Class B ordinary share
Numerator
Allocation of net income	$8,462,500	$2,115,625
Denominator
Weighted average shares outstanding	31,921,634	7,980,409
Basic and diluted net income per share	$0.27	$0.27

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the IPO. As of December 31, 2023 and 2022, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Promissory Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 14, 2023. The Promissory Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Promissory Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Promissory Note and all other sums payable with regard to the Promissory Note becoming immediately due and payable. As of December 31, 2023 and 2022, the Company has $250,000 and $0 borrowings under the Note.

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

The Note and Second Note are reported at cost in the consolidated financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial.

In connection with the Subscription Agreements (as described below), the Company issued unsecured promissory notes (“Convertible Promissory Notes”), dated as of March 17, 2023, July 25, 2023, October 18, 2023, and November 12, 2023, in the principal amount of up to $1,500,000, $1,090,000, $340,000, and $800,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, matures on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company has evaluated the accounting treatment of the convertible notes under ASC 815. The Company has determined that the conversion feature would be the only consideration to be provided to Sponsor if Sponsor exercises the conversion feature. As of December 31, 2023, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minis value.

Subscription Agreements

On March 16, 2023, the Sponsor entered into a Subscription Agreement with Investor, pursuant to which Investor agreed to pay the Sponsor an aggregate of $480,000 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 360,000 Founder Shares. Investor paid $480,000 to the Sponsor on March 17, 2023 (see Note 9 for further details).

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

On July 14, 2023, the Company entered into an amended and restated subscription agreement (“A&R Subscription Agreement”) with Investor and Sponsor, which amends and restates the subscription agreement entered into by the Parties on March 16, 2023. The purpose of the A&R Subscription Agreement remains for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension and to provide working capital to the Company during the Articles Extension. Investor paid $160,000 to the Sponsor on July 14, 2023.

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

On November 16, 2023, the Company entered into a subscription agreement (“Fourth Subscription Agreement”) with Palmeira Investment Limited (the “Palmeira”) and Sponsor and, together with the Company and Palmeira, the “Parties”, the purpose of which is for the Sponsor to raise up to $800,000 from Palmeira to fund the Extension and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). Palmeira paid $249,975 and $250,000 to the Sponsor on November 21, 2023 and November 27, 2023, respectively. The Sponsor agreed to assign to Palmeira, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 281,236 Founder Shares

As of December 31, 2023, Polar and Palmeira (collectively the “Investors”) have paid the Sponsor an aggregate of $2,359,975 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investors, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 1,341,140 Founder Shares.

Administrative Support Agreement

The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the year ended December 31, 2023, the Company incurred $120,000, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying consolidated balance sheets. For the year ended December 31, 2023, the Company incurred $215,094, in fees for reimbursement of costs of salaries, respectively. For the year ended December 31, 2022, the Company incurred $120,000, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying balance sheets and incurred $549,198 for reimbursement of costs of salaries and other services.

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

NOTE 8 — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of December 31, 2023 and 2022, the investments in the Company’s Trust Account consisted of approximately $35.6 million and $323.9 million in U.S. Money Market funds, respectively. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments.

Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. For the year ended December 31, 2023, there were no transfers amongst level 1, 2, and 3 values during the period. At December 31, 2021, the Company reclassified the Public Warrants and Private Warrants from Level 3 to Level 1 and Level 2, respectively.

The FPA liability is measured at fair value using a probability weighted expected return model based on future projections of various potential outcomes. The FPA liability is considered to be a Level 3 financial instrument. On June 15, 2023, the Company received a termination notice from Sakuu, that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023. In light of the termination of the Business Combination Agreement, the FPA was also terminated. As of December 31, 2023 and 2022 there was no FPA liability outstanding.

The conversion feature of the Convertible Promissory Notes, in connection with the Subscription Purchase Agreement, is measured at fair value using a Monte Carlo model that fair values the compound option. The fair value of the conversion feature of the Convertible Promissory Notes was $0 as of December 31, 2023.

The following table presents fair value information as of December 31, 2023 and 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$35,555,976	$35,555,976	$—	$—
Liabilities
Public warrant liability	829,962	829,962	—	—
Private warrant liability	813,308	—	813,308	—
Sponsor loan conversion option	—	—	—	—
Total	$1,643,270	$829,962	$813,308	$—

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Money Market	$323,911,642	$323,911,642	$—	$—
Liabilities
Public warrant liability	191,529	191,529	—	—
Private warrant liability	187,687	—	187,687	—
Total	$379,216	$191,529	$187,687	$—

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

On June 15, 2023, the Company received a termination notice from Sakuu, that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023. In light of the termination of the Business Combination Agreement, the FPA was also terminated. As of December 31, 2023 and 2022 there was no FPA liability outstanding.

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) liability:

FPA
Fair value as of January 1, 2023	$—
Issuance of FPA liability	308,114
Change in fair value	(308,114)
Fair value as of December 31, 2023	$—

The changes in the fair value of the forward purchase agreement liability for the year ended December 31, 2023, is $308,114.

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

Business Combination Agreement

On March 2, 2023, the Company entered into a Business Combination Agreement by and among the Company, Sakuu Corporation, a Delaware corporation (the “Sakuu”), Merger Sub I, and Merger Sub II. The Business Combination Agreement with Sakuu was terminated on June 14, 2023.

On November 27, 2023, the Company, Plum SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Plum (“Merger Sub”), and Veea Inc., a Delaware corporation (“Veea”), entered into a Business Combination Agreement (the “Business Combination Agreement”).

Founded in 2014, Veea offers edge-to-cloud computing with its VeeaHub smart computing hub products that can replace or complement Wi-Fi Access Points (APs), IoT gateways, routers, basic firewalls, network attached storage, and other types of hubs and appliances at user premises.

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

On July 14, 2023, the Company entered into an amended and restated subscription agreement (“A&R Subscription Agreement”) with Investor and Sponsor, which amends and restates the subscription agreement entered into by the Parties on March 16, 2023. The purpose of the A&R Subscription Agreement remains for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension (defined below) and to provide working capital to the Company during the Articles Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the A&R Subscription Agreement, the Parties agreed,

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

On July 25, 2023, the Company entered into a subscription agreement (“Second Subscription Agreement”) with Investor and Sponsor, the purpose of which is for the Sponsor to raise up to $1,090,000 from the Investor to fund the Extension (defined below) and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). As such, subject to, and in accordance with the terms and conditions of the Second Subscription Agreement, the Parties agreed,

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

On November 16, 2023, the Company entered into a subscription agreement (“Fourth Subscription Agreement”) with Palmeira Investment Limited (“Palmeira”) and Sponsor and, together with the Company and Palmeira, the “Parties”, the purpose of which is for the Sponsor to raise up to $800,000 from Palmeira to fund the Extension and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). Palmeira paid $249,975 and $250,000 to the Sponsor on November 21, 2023, and November 27, 2023, respectively. The Sponsor agreed to assign to Palmeira, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 281,236 Founder Shares

As of December 31, 2023, Polar and Palmeira (collectively the “Investors”) have paid the Sponsor an aggregate of $2,359,975 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investors, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 1,341,140 Founder Shares.

Forward Purchase Agreement

Prior to the execution of the Business Combination Agreement, the Company and Polar entered into a letter agreement dated March 1, 2023 (the “Forward Purchase Agreement”), pursuant to which Polar will purchase (either in the open market, or from the Company) up to 2,500,000 shares of (i) prior to the Closing, Class A common stock of the Company and (ii) after the Closing (such shares, the “FPA Shares”). Seller may not beneficially own greater than 9.9% of the FPA Shares on a pro forma basis.

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

NOTE 10 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At December 31, 2023 and 2022, there were 7,980,409 and no Class A Ordinary Shares outstanding excluding 3,255,593 and 31,921,634 shares of Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriter’s over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the vote to approve the Second Extension Amendment Proposal, the Sponsor, as the sole holder of Class B Ordinary Shares, voluntarily elected to convert all Class B Ordinary Shares to Class A Ordinary Shares on a one-for-one basis in accordance with the Memorandum and Articles of Association. As of December 31, 2023 and 2022, there were 0 and 7,980,409 shares of Class B Ordinary Shares issued and outstanding, respectively.

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

NOTE 11 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As further described in Note 2, the previously reported financial information for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, have been restated. As part of the restatement, the Company recorded adjustments to correct the uncorrected misstatements in the impacted periods. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The following tables summarize the Company’s unaudited quarterly financial information for the impacted periods.

Incorporated herein is expanded disclosure of the restatements of the quarterly information for the three months ended March 30, 2023, three and six-months ended June 30, 2023, and three and nine-months ended September 30, 2023.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	AS RESTATED
	3/31/2023	6/30/2023	9/30/2023
Assets
Cash and cash equivalents	97,811	20,880	92,722
Prepaid expense	102,980	52,885	27,550
Total current assets	200,791	73,765	120,272

Investments held in Trust Account	54,368,297	55,154,617	35,096,667
Total Assets	54,569,088	55,228,382	35,216,939

Liabilities, Redeemable Ordinary Shares and Stockholders’ Deficit
Accounts payable and accounts payable	3,584,797	3,853,954	3,976,694
Due to related party	265,000	331,826	258,966
Convertible promissory note -related party	1,000,000	1,000,000	1,000,000
Promissory Note - related party	250,000	250,000	250,000
Subscription liability, net of debt discount	251,880	467,274	1,060,112
Forward Purchase Agreement liability	633,205	-	-
Total current liabilities	5,984,882	5,903,054	6,545,772

Warrant liability	2,401,703	423,458	758,433
Total liabilities	8,386,585	6,326,512	7,304,205

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 5,228,218, 5,228,218 and 3,255,593 shares at $10.40, $10.55 and $10.78 redemption value as of March 31, 2023, June 30, 2023 and September 30, 2023, respectively	54,368,296	55,154,617	35,096,667

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0, 0 and 799 shares issued and outstanding (excluding 5,228,218, 5,228,218 and 3,255,593 shares subject to possible redemption) as of March 31, 2023, June 30, 2023 and September 30, 2023, respectively.	-	-	799
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,980,409, 7,980,409 and 0 shares issued and outstanding as of March 31, 2023, June 30, 2023 and September 30, 2023.	799	799	-
Additional paid-in capital	7,531,767	6,912,413	6,319,277
Accumulated deficit	(15,718,359)	(13,165,959)	(13,504,009)
Total stockholders’ deficit	(8,185,793)	(6,252,747)	(7,183,933)

Total Liabilities, Redeemable Ordinary Shares and Stockholders’ Deficit	54,569,088	55,228,382	35,216,939

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	AS RESTATED
	For the three months ended March 31, 2023	For the three months ended June 30, 2023	For the six months ended June 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2023

Formation and operating costs	$1,153,282	$578,954	$1,732,236	$353,372	$2,085,609
Loss from operations	(1,153,282)	(578,954)	(1,732,236)	(353,372)	(2,085,609)

Other (expense) income:
Change in fair value of warrants liabilities	(2,022,486)	1,978,245	(44,241)	(334,975)	(379,216)
Change in fair value of Forward Purchase Agreement	(325,091)	633,205	308,114	-	308,114
Issuance of Forward Purchase Agreement	(308,114)	-	(308,114)	-	(308,114)
Reduction of deferred underwriter fee payable	328,474	-	328,474	-	328,474
Interest Expense – Debt Discount	(28,515)	(106,416)	(134,931)	(279,013)	(413,944)
Interest income – trust account	3,088,967	626,320	3,715,287	629,310	4,344,597
Total other (expense) income, net	733,235	3,131,354	3,864,589	15,322	3,879,911

Net (loss) income	$(420,047)	$2,552,400	$2,132,353	$(338,050)	$1,794,302

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	26,286,357	13,208,627	15,699,116	4,970,919	12,083,753
Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$(0.01)	$0.12	$0.09	$(0.03)	$0.09
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	-	-	-	1,474,641	526,181
Basic and diluted net income per ordinary share, Class A ordinary shares	-	-	-	$(0.03)	$0.09
Weighted average shares outstanding, Class B ordinary shares	7,980,409	7,980,409	7,980,409	6,505,768	7,454,228
Basic and diluted net income per ordinary share, Class B ordinary shares	$(0.01)	$0.12	$0.09	$(0.03)	$0.09

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A ordinary shares		Class B ordinary shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	7,980,409	$799	$-	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees					10,844,098		10,844,098
Accretion of Class A ordinary shares to redemption value					(3,568,966)	-	(3,568,966)
Issuance of subscription shares					256,635		256,635
Net loss						(420,047)	(420,047)
Balance as of March 31, 2023 (As Restated)	-	$-	7,980,409	$799	$7,531,767	$(15,718,359)	$(8,185,793)
Accretion of Class A ordinary shares to redemption value					(786,320)	-	(786,320)
Issuance of subscription shares					166,966		166,966
Net Income						2,552,400	2,552,400
Balance as of June 30, 2023 (As Restated)	-	$-	7,980,409	$799	$6,912,413	$(13,165,959)	$(6,252,747)
Conversion of class B shares to Class A shares	7,980,409	799	(7,980,409)	(799)			-
Accretion of Class A ordinary shares to redemption value					(1,084,311)	-	(1,084,311)
Issuance of subscription shares					491,175		491,175
Net loss						(338,050)	(338,050)
Balance as of September 30, 2023 (As Restated)	7,980,409	$799	-	$-	$6,319,277	$(13,504,009)	$(7,183,933)

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	AS RESTATED
	For the three months ended March 31, 2023	For the six months ended June 30, 2023	For the nine months ended September 30, 2023
Cash flows from Operating Activities:
Net (loss) income	$(420,048)	$2,132,353	$1,794,302
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,088,966)	(3,715,287)	(4,344,597)
Reduction of deferred underwriter fees	(328,474)	(328,474)	(328,474)
Changes in fair value of warrant liabilities	2,022,486	44,241	379,216
Issuance of FPA	308,114	308,114	308,114
Change in fair value of FPA	325,091	(308,114)	(308,114)
Interest expense - debt discount	28,515	134,931	413,944

Prepaid assets	(59,349)	(9,254)	16,081
Due to related party	30,000	96,826	23,966
Accounts payable and accrued expenses	944,041	1,213,199	1,335,939
Net cash used in operating activities	(238,590)	(431,465)	(709,623)

Cash flows from Investing Activities:
Extension payment deposit in Trust	(480,000)	(640,000)	(1,095,000)
Cash withdrawn for redemptions	273,112,312	273,112,312	294,254,572
Net cash used in investing activities	272,632,312	272,472,312	293,159,572

Cash flows from Financing Activities:
Redemption of ordinary shares	(273,112,312)	(273,112,312)	(294,254,572)
Proceeds from note payable-related party	250,000	250,000	250,000
Proceeds from subscription liability	480,000	755,944	1,560,944
Net cash provided by financing activities	(272,382,312)	(272,106,368)	(292,443,628)

Net Change in Cash	11,410	(65,521)	6,321
Cash, Beginning of period	86,401	86,401	86,401
Cash, End of period	$97,811	$20,880	$92,722
Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$3,568,966	$4,355,287	$5,439,596
Issuance of Subscription Shares	$256,635	$423,601	$914,776

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 13, 2024, Rigrodsky Law P.A. sent a demand letter to the Company, purportedly on behalf of a stockholder of the Company, alleging deficiencies in the draft registration statement on Form S-4 filed by the Company, with the U.S. Securities and Exchange Commission on January 5, 2024.

On January 31, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company failed to hold an annual meeting of shareholders within twelve months of the end of its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days (or until March 16, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end (or until June 28, 2024) to regain compliance. The Company intends to submit a compliance plan within the specified period. While the plan is pending, the Company’s securities will continue to trade on Nasdaq.

On February 10, 2024, the Audit Committee of the Company concluded, after discussion with the Company’s management and accounting professionals, that the Company’s previously-issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023, filed with the SEC on May 23, 2023, August 21, 2023, and November 22, 2023, respectively (each an “Affected Period” and, collectively, the “Affected Periods”), should be restated and no longer be relied upon due to misstatements in (i) debt discount subscription liability, additional paid-in capital and accumulated deficit in the Company’s condensed balance sheet as of March 31, 2023, June 30, 2023, and September 30, 2023, and (ii) change in fair value of subscription liability and interest expense – debt discount on the Company’s condensed statements of operations for the three months ended March 31, 2023, three and six months ended June 30, 2023, and three and nine months ended September 30, 2023.