Form 10-Q
period 2024-03-31
Plum Acquisition Corp. I
filed 2024-05-20
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 11,236,002 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash	$32,840	$94,703
Prepaid expenses	102,313	50,853
Total current assets	135,153	145,556

Investments held in Trust Account	36,106,898	35,555,976
TOTAL ASSETS	$36,242,051	$35,701,532

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$5,126,060	$4,587,330
Due to related party	361,291	331,291
Convertible promissory note – related party	1,000,000	1,000,000
Promissory Note – related party	250,000	250,000
Subscription liability	2,214,308	1,567,406
Total current liabilities	8,951,659	7,736,027

Warrant liabilities	4,929,812	1,643,271
TOTAL LIABILITIES	13,881,471	9,379,298

COMMITMENTS AND CONTINGENCIES (NOTE 8)
Class A Ordinary shares subject to possible redemption, 3,255,593 and 3,255,593 shares at $11.09 and $10.92 redemption value as of March 31, 2024 and December 31, 2023, respectively	36,106,898	35,555,976

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,980,409 and 7,980,409 shares issued and outstanding (excluding 3,255,593 and 3,255,593 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	799	799
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	5,792,951	6,098,498
Accumulated deficit	(19,540,068)	(15,333,039)
TOTAL SHAREHOLDERS’ DEFICIT	(13,746,318)	(9,233,742)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$36,242,051	$35,701,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023 (as restated)
Formation and operating expenses	$919,133	$1,153,282
Loss from operations	(919,133)	(1,153,282)

Other (expense) income:
Change in fair value of warrant liabilities	(3,286,541)	(2,022,486)
Change in fair value of Forward Purchase Agreement	—	(325,091)
Issuance of Forward Purchase Agreement	—	(308,114)
Reduction of deferred underwriter fee payable	—	328,474
Interest Expense—Debt Discount	(417,277)	(28,515)
Interest income – trust account	415,922	3,088,967
Total other (expense) income, net	(3,287,896)	733,235

Net loss	$(4,207,029)	$(420,047)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,255,593	26,286,357
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.37)	$(0.01)

Weighted average shares outstanding, Class A ordinary shares	7,980,409	—
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.37)	$—
Weighted average shares outstanding, Class B ordinary shares	—	7,980,409
Basic and diluted net loss per ordinary share, Class B ordinary shares	$—	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	7,980,409	$799	—	$—	$6,098,498	$(15,333,039)	$(9,233,742)
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(550,922)	—	(550,922)
Issuance of Subscription Shares	—	—	—	—	245,375	—	245,375
Net loss	—	—	—	—	—	(4,207,029)	(4,207,029)
Balance as of March 31, 2024	7,980,409	$799	—	$—	$5,792,951	$(19,540,068)	$(13,746,318)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees	—	—	—	—	10,844,098	—	10,844,098
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(3,568,966)	—	(3,568,966)
Issuance of subscription shares					256,635		256,635
Net loss	—	—	—	—	—	(420,047)	(420,047)
Balance as of March 31, 2023 (as restated)	—	$—	7,980,409	$799	$7,531,767	$(15,718,359)	$(8,185,793)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023 (as restated)
Cash Flows from Operating Activities:
Net loss	$(4,207,029)	$(420,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(415,922)	(3,088,967)
Change in fair value of warrant liabilities	3,286,541	2,022,486
Reduction of deferred underwriter fees	—	(328,474)
Issuance of Forward Purchase Agreement	—	308,114
Change in fair value of Forward Purchase Agreement	—	325,091
Interest expense—debt discount	417,277	28,515
Changes in operating assets and liabilities:
Prepaid expense	(51,460)	(59,349)
Due to related party	30,000	30,000
Accounts payable and accrued expenses	538,730	944,041
Net cash used in operating activities	(401,863)	(238,590)

Cash Flows from Investing Activities:
Extension payment deposit in Trust	(135,000)	(480,000)
Cash withdrawn for redemptions	—	273,112,312
Net cash (used in) provided by investing activities	(135,000)	272,632,312

Cash Flows from Financing Activities:
Proceeds from the subscription liability	475,000	480,000
Redemption of ordinary shares	—	(273,112,312)
Proceeds from promissory note – related party	—	250,000
Net cash provided by (used in) financing activities	475,000	(272,382,312)

Net Change in Cash	(61,863)	11,410
Cash – Beginning of period	94,703	86,401
Cash – End of period	$32,840	$97,811

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$550,922	$3,568,966
Issuance of subscription shares	$245,375	$256,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 1 —  ORGANIZATION AND BUSINESS OPERATIONS

Plum Acquisition Corp. I (the “Company” or “Plum”) was incorporated as a Cayman Islands exempted company on January 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As previously reported, on November 27, 2023, the Company executed a Business Combination Agreement by and between the Company, Plum SPAC Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Plum, and Veea Inc., a Delaware corporation (“Veea”) (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, the Company and Veea are working toward closing their business combination (the “Business Combination”).

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).

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

A total of $19,216,340 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO and the exercise of the over-allotment option amounted to $18,336,269 consisting of $6,384,327 of underwriting discount, $11,172,572 of deferred underwriting discount, and $779,370 of other offering costs. Of the transaction costs, $538,777 is included in transaction costs on condensed consolidated statements of operations and $17,797,492 is included in condensed consolidated statements of changes in shareholders’ deficit.

Following the closing of the Public Offering on March 18, 2021 and the partial exercise of the underwriter’s over-allotment option, $319,216,340 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States at Goldman Sachs, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invests only in direct U.S. government treasury obligations. The Trust Account now holds the funds in a demand deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of our Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of the Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the public shares if the Company does not complete its Business Combination by June 18, 2024 (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if the Company has not consummated a business combination within the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).

The Company will provide shareholders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, if any, divided by the number of then-outstanding Public Shares, subject to certain limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

These Public Shares have been classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company receives the approval of an ordinary resolution.

The Company will have until June 18, 2024, to complete a business combination. However, if the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 31, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating the Company failed to hold an annual meeting of shareholders within twelve months of the end of its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until March 16, 2024) to submit a plan to regain compliance and, if Nasdaq accepted the plan, Nasdaq could have granted the Company up to 180 calendar days from its fiscal year end (or until June 28, 2024) to regain compliance. The Company held its Annual General Meeting of the shareholders on March 25, 2024.

On March 18, 2024, the Company received a notice from the Listing Qualifications Department from Nasdaq stating that the Company has failed to complete a business combination pursuant to Nasdaq Listing Rule IM 5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company submitted a request for an oral hearing to request an extension to complete the Business Combination. The oral hearing was held on May 16, 2024. The Company believes that it is in the best interest for shareholders that Nasdaq grant relief from Nasdaq Listing Rule IM 5101-2 to permit the Company to complete the Business Combination.

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

On September 13, 2023, Plum held an Extraordinary General Meeting of its Shareholders (“September Shareholder Meeting”) (1) to amend the Articles to extend Articles Extension Termination Date from the Articles Extension Date to December 18, 2023 (the “Second Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Second Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until June 18, 2024, or a total of up to nine months after the Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Second Extension Amendment Proposal”) and (2) to authorize a reduction in the funds held in the Trust Account to an amount equal to $20,000,000 (the “Trust Reduction”), which amount will be used to compulsorily redeem up to 3,228,218 Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the redemption date, including interest (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares (“Trust Reduction Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal and the Trust Reduction Proposal at the Shareholder Meeting and on September 13, 2023, the Company filed the amendment to the Articles with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Second Extension Amendment Proposal at the September Shareholder Meeting, (i) the Sponsor, as the sole holder of Class B Ordinary Shares, voluntarily elected to convert all Class B Ordinary Shares to Class A Ordinary Shares on a one-for-one basis in accordance with the Memorandum and Articles of Association (the “Class B Conversion”) and (ii) the holders of 1,972,625 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.72 per share, for an aggregate redemption amount of $21,142,261 (the “Redemption”). Upon completion of the Class B Conversion and the Redemption, 7,980,409 shares of Class A common stock, excluding 3,255,593 shares of Class A Ordinary Shares subject to possible redemption, and no shares of Class B common stock remain issued and outstanding.

As approved by its stockholders at the September Shareholder Meeting (the “EGM”), the Company filed an Amended and Restated Memorandum and Articles of Association (the “A&R Charter”) on October 25, 2023, which (i) extended the date by which the Company has to consummate a business combination to December 18, 2023 and (ii) allowed the Company, without another shareholder vote, to elect to extend the Termination Date (as defined in the Proxy Statement) to consummate a business combination on a monthly basis for up to six times by an additional one month each time after December 18, 2023 (or such shorter period as necessary to comply with applicable listing requirements), by resolution of the Company’s board of directors, if requested by Plum Partners, LLC, and upon five days advance notice prior to the applicable termination date, until June 18, 2024, or a total of up to nine months after September 18, 2023.

An aggregate of 1,972,625 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at the September Shareholder Meeting.

On January 13, 2024, Rigrodsky Law P.A. sent a demand letter to the Company, purportedly on behalf of a stockholder of the Company, alleging deficiencies in the draft registration statement on Form S-4 filed by the Company, with the U.S. Securities and Exchange Commission on January 5, 2024. As of the filing of this Quarterly Report the Company has received no further correspondence from Rigrodsky Law P.A.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors, and third parties have committed to provide the Company Working Capital Loans (see Note 5). As of March 31, 2024, and December 31, 2023, the Company had $1,000,000 outstanding under Working Capital Loans.

As of March 31, 2024, the Company had $32,840 in its operating bank account and a working capital deficit $8,816,506.

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

Further, management has determined that if the Company is unable to complete a Business Combination by June 18, 2024 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2024, which contains the audited financial statements and notes thereto. The interim results for the period ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

The accompanying unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiaries in connection with the initial Business Combination, namely Plum SPAC I Merger Sub, Inc., a Delaware corporation (“Merger Sub I”), Plum SPAC 2 Merger Sub, LLC, a Delaware limited liability company (“Merger Sub II”), and Plum SPAC Merger Sub, a Delaware corporation. All inter-company accounts and transactions are eliminated in consolidation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Merger Sub I and Merger Sub II. There has been no intercompany activity since inception.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the subscription and forward purchase agreements and warrants liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, funds held in the Trust Account include $36,106,898 and $35,555,976, respectively, of investments held in a demand deposit account.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed consolidated statements of operations. The convertible promissory note is reported at cost in the consolidated financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, the ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2022	$323,911,642
Less:
Redemptions of ordinary shares	(294,254,572)
Plus:
Accretion adjustment of carrying value to redemption value	5,898,906
Ordinary shares subject to possible redemption, December 31, 2023	$35,555,976
Plus:
Accretion adjustment of carrying value to redemption value	550,922
Ordinary shares subject to possible redemption, March 31, 2024	$36,106,898

Offering Costs

The Company complies with the requirements of ASC340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A  — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to shareholders’ deficit or the condensed consolidated statements of operations based on the relative value of the Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the promissory note and Warrants) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets.

Warrant Liabilities

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

The Company accounts for the Public and Private warrants in accordance with guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability (See Note 6).

Forward Purchase Agreement

The Company evaluated the forward purchase agreement (“FPA”) to determine if such instrument is a derivative or contains features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. The 2,500,000 forward purchase securities were recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the forward purchase securities as a liability at its fair value and adjusted the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised. The fair value of the forward purchase securities is measured using a Probability Weighted Expected Return Model that values the FPA based on future projections of various potential outcomes.

On June 15, 2023, the Company received a termination notice (the “Notice”) from Sakuu Corporation (“Sakuu”), that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023, and in light of the termination of the Business Combination Agreement, the FPA was also terminated.

Subscription Agreements

The Company analyzed its Subscription Agreements (as described in Note 5 and Note 8) under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that, (i) the Subscription Shares issuable under the Subscription Agreements are not required to be accounted for as a liability under ASC 480 or ASC 815, and (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Polar and Palmeira have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. As of March 31, 2024, the Sponsor received an aggregate of $2,509,950 under the Subscription Agreements of which $2,435,944 was funded to the Company.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, and promissory note to related parties are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 7 for additional information on assets and liabilities measured at fair value.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has one class of share, which is referred to as Class A ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2024 and December 31, 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share:

	For the Three Months Ended March 31, 2024
	Class A
	ordinary share
	subject
	to possible
	redemption	Class A	Class B
NUMERATOR
Allocation of net loss	$(1,218,972)	$(2,988,057)	$—

DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	3,255,593	7,980,409	—
Basic and diluted net loss per shares	$(0.37)	$(0.37)	$—

	For the Three Months Ended March 31, 2023 (as restated)
	Class A
	ordinary share
	subject
	to possible
	redemption	Class A	Class B
NUMERATOR
Allocation of net loss	$(322,222)	$—	$(97,825)

DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	26,286,357	—	7,980,409
Basic and diluted net loss per shares	$(0.01)	$—	$(0.01)

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the IPO. As of March 31, 2024 and December 31, 2023, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Roy Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 14, 2023. The Roy Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Roy Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Roy Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Roy Note and all other sums payable with regard to the Roy Note becoming immediately due and payable. As of March 31, 2024 and December 31, 2023, the Company has $250,000 and $250,000 borrowings under the Roy Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, and third parties have committed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor its affiliates or any members of the Company’s management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.

On January 31, 2022, the Company issued an unsecured promissory note (the “Dinsdale Note”) in the principal amount of $500,000 to Mike Dinsdale (the “Payee”). The Dinsdale Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. The Company may draw on the Dinsdale Note from time to time, in increments of not less than $50,000, until the earlier of March 18, 2023 or the date on which the Company consummates a Business Combination. If the Company does not complete a Business Combination, the Dinsdale Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert the principal balance of the Dinsdale Note, in whole or in part, into private placement warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company), at a price of $1.50 per private placement warrant. The Dinsdale Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Dinsdale Note and all other sums payable with regard to the Dinsdale Note becoming immediately due and payable.

On July 11, 2022, the Company issued an unsecured promissory note (the “Burns Note”) in the principal amount of $500,000 to Ursula Burns (the “Second Payee”). The Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. Up to fifty percent (50%) of the principal of the Burns Note may be drawn down from time to time at the Company’s option prior to August 25, 2022 and any or all of the remaining undrawn principal of the Burns Note may be drawn down from time to time at the Company’s option after August 25, 2022, in each case in increments of not less than $50,000. If the Company does not complete a Business Combination, the Burns Note shall not be repaid, and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Second Payee shall have the option, but not the obligation, to convert the principal balance of the Burns Note, in whole or in part, into private placement warrants, at a price of $1.50 per private placement warrant. The Burns Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Burns Note and all other sums payable with regard to the Burns Note becoming immediately due and payable.

The Dinsdale Note and Burns Note are reported at cost in the condensed consolidated financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial. As of March 31, 2024 and December 31, 2023, the outstanding balance on the Dinsdale Note and Burns Note is $1,000,000 and is reported as convertible promissory note – related party on the accompanying balance sheets.

In connection with the Subscription Agreements (as described below), the Company issued unsecured promissory notes (“Convertible Promissory Notes”), dated as of March 17, 2023, July 25, 2023, October 18, 2023, and November 12, 2023, in the principal amount of up to $1,500,000, $1,090,000, $340,000, and $800,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, mature on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company has evaluated the accounting treatment of the convertible notes under ASC 815. The Company has determined that the conversion feature would be the only consideration to be provided to Sponsor if Sponsor exercises the conversion feature. As of March 31, 2024, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minimis value.

Subscription Agreements

On March 16, 2023, the Sponsor entered into a Subscription Agreement with Polar Multi-Strategy Master Fund (the “Investor”), pursuant to which Investor agreed to pay the Sponsor an aggregate of $480,000 to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 360,000 Class A common stock of the Company. Investor paid $480,000 to the Sponsor on March 17, 2023 (see Note 8 for further details).

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

On July 14, 2023, the Company entered into an amended and restated subscription agreement (“A&R Subscription Agreement”) with Investor and Sponsor, which amends and restates the subscription agreement entered into by the Parties on March 16, 2023. The purpose of the A&R Subscription Agreement remains for the Sponsor to raise up to $1,500,000 from the Investor to fund the Articles Extension and to provide working capital to the Company during the Articles Extension. Investor paid $160,000 to the Sponsor on July 14, 2023. The Investor has paid an aggregated amount of $910,000 to Sponsor under the A&R Subscription Agreement.

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

On October 18, 2023, the Company entered into a third subscription agreement (“Third Subscription Agreement”) with Investor and Sponsor, the purpose of which is for the Sponsor to raise up to $340,000 from the Investor to fund the Extension and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). Investor paid $200,000 to the Sponsor on October 18, 2023 and Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 180,000 Founder Shares.

On November 12, 2023, the Company entered into a subscription agreement (“Fourth Subscription Agreement”) with Palmeira Investment Limited (the “Palmeira”) and Sponsor and, together with the Company and Palmeira, the “Parties”, the purpose of which is for the Sponsor to raise up to $800,000 from Palmeira to fund the Extension and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). Palmeira paid $249,975, $250,000 and $149,975 to the Sponsor on November 21, 2023, November 27, 2023, and March 15, 2024, respectively. The Sponsor agreed to assign to Palmeira, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 365,597 Founder Shares.

As of March 31, 2024 and December 31, 2023, Polar and Palmeira (collectively the “Investors”) have paid the Sponsor an aggregate of $2,509,950 and $2,359,975, respectively, to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investors, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 1,425,501 Founder Shares.

Administrative Support Agreement

The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying condensed consolidated balance sheets.

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

NOTE 7  — RECURRING FAIR VALUE MEASUREMENTS

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, the investments in the Company’s Trust Account consisted of approximately $36.1 million and $35.6 million in a demand deposit account, respectively.

Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. For the three months ended March 31, 2024, there were no transfers amongst level 1, 2, and 3 values during the period.

The conversion feature of the Convertible Promissory Notes, in connection with the Subscription Purchase Agreement, is measured at fair value using a Monte Carlo model that fair values the compound option. The fair value of the conversion feature of the Convertible Promissory Notes was $0 as of March 31, 2024 and December 31, 2023.

The following table presents fair value information as of March 31, 2024 and December 31, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—Demand Deposit	$36,106,898	$36,106,898	$—	$—
Liabilities
Public warrant liability	2,489,887	2,489,887	—	—
Private warrant liability	2,439,925	—	2,439,925	—
Sponsor loan conversion option	—	—	—	—
Total	$4,929,812	$2,489,887	$2,439,925	$—

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—Demand Deposit	$35,555,976	$35,555,976	$—	$—
Liabilities
Public warrant liability	829,962	829,962	—	—
Private warrant liability	813,308	—	813,308	—
Sponsor loan conversion option	—	—	—	—
Total	$1,643,270	$829,962	$813,308	$—

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

(a)	from time to time, the Company will request funds from the Sponsor for working capital purposes or for the Sponsor to fund an extension payment pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (each a “Drawdown Request”). The Sponsor, upon at least five (5) calendar days’ prior written notice (“Capital Notice”), may require a drawdown against the Investor’s Capital Commitment under a Drawdown Request (each a “Capital Call”). An amount of up to $750,000 of the Investor’s Capital Commitment was deemed the subject of a Capital Call concurrently with the execution of the Second Subscription Agreement, and an amount that is up to the balance of the Investor’s Capital Commitment may be called upon the filing of a registration statement by the SPAC or the surviving entity in relation to the business combination.

(b)	in consideration of the Capital Calls, Sponsor will transfer 1 share of Class A ordinary share for each dollar the Investor funds pursuant to the Capital Call(s) in respect of the second contribution (together, the “Subscription Shares”) to the Investor at the closing of the Business Combination (the “Business Combination Closing”). The Subscription Shares shall be subject to the Lock-Up Period as defined in section 5 of the Sponsor Letter Agreement dated March 2, 2023 (the “Letter Agreement”). The Subscription Shares shall not be subject to any additional transfer restrictions or any additional lock-up provisions, earn outs, or other contingencies and shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity in relation to the Business Combination;

(c)	each member of the Sponsor has the right to contribute any amount requested under each Drawdown Request (“Sponsor Capital Contribution”), provided that such Sponsor Capital Contributions will be made on terms no more favorable than the Investor’s Capital Commitment. In addition, the Company and Sponsor maintain the ability to enter into other agreements with each other or with other parties which shall provide for funding of the Company (through the issuance of equity, entry into promissory notes, or otherwise) outside of Drawdown Requests, provided that the terms of any such agreement between the Company or Sponsor with each other or any party or parties will be no more favorable than the terms under the Second Subscription Agreement;

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

On October 18, 2023, the Company entered into a third subscription agreement (“Third Subscription Agreement”) with Investor and Sponsor, the purpose of which is for the Sponsor to raise up to $340,000 from the Investor to fund the Extension and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). Investor paid $200,000 to the Sponsor on October 18, 2023 and Sponsor agreed to assign to Investor, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 180,000 Class A common stock of the Company.

On November 12, 2023, the Company entered into a subscription agreement (“Fourth Subscription Agreement”) with Palmeira Investment Limited (“Palmeira”) and Sponsor and, together with the Company and Palmeira, the “Parties”, the purpose of which is for the Sponsor to raise up to $800,000 from Palmeira to fund the Extension and to provide working capital to the Company during the Extension (“Investor’s Capital Commitment”). Palmeira paid $249,975, $250,000, and $149,975 to the Sponsor on November 21, 2023, November 27, 2023, and March 15, 2024, respectively. The Sponsor agreed to assign to Palmeira, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 365,597 Founder Shares

As of March 31, 2024 and December 31, 2023, Polar and Palmeira (collectively the “Investors”) have paid the Sponsor an aggregate of $2,509,950 and $2,359,975, respectively, to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investors, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 1,425,501 Founder Shares.

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

NOTE 9 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 7,980,409 and 7,980,409 Class A Ordinary Shares outstanding excluding 3,255,593 and 3,255,593 shares of Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriter’s over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the vote to approve the Second Extension Amendment Proposal, the Sponsor, as the sole holder of Class B Ordinary Shares, voluntarily elected to convert all Class B Ordinary Shares to Class A Ordinary Shares on a one-for-one basis in accordance with the Memorandum and Articles of Association. As of March 31, 2024 and December 31, 2023, there were 0 and 0 shares of Class B Ordinary Shares issued and outstanding, respectively.

Holders of Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 11, 2024, and May 14, 2024, the Sponsor deposited an additional $45,000 into the Trust Account on each date in connection with its most recent extension.

On May 16, 2024, the Company attended an oral hearing with Nasdaq related to the Company’s request for an extension to complete the Business Combination. As of the filing of this Quarterly Report, the Company had not received a response from Nasdaq.

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

Recent Developments

As previously reported, on November 27, 2023, the Company executed a Business Combination Agreement by and between the Company, Plum SPAC Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Plum, and Veea Inc., a Delaware corporation (“Veea”) (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, the Company and Veea are working toward closing their business combination (the “Business Combination”).

Results of Operations

For the three months ended March 31, 2024, we had a loss of $4,207,029. In addition to the loss from operations of $919,133, we recognized other expense of $3,287,896 consisting of an unrealized loss on our warrant liabilities of $3,286,541, interest expense of debt discount of $417,277, offset by interest earned on cash held in the Trust Account of $415,922.

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

Through March 31, 2024, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The change in fair value of our warrant liabilities had no impact on cash. As of March 31, 2024, $36,106,898 was held in the Trust Account, $32,840 of cash held outside of Trust Account and $5,126,060 of accounts payable and accrued expenses.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had cash outside our Trust Account of $32,840, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In March, 2021 and April 2021, we sold 31,921,634 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $319,216,340. In connection with the vote to approve the Extension Amendment Proposal, the holders of 26,693,416 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of $10.23 per share, for an aggregate redemption amount of $273,112,311.

Additionally, we sold 6,256,218 warrants (the “Private Warrants”), at a price of $1.50 per Private Warrant, generating gross proceeds of $9,384,327. Following the sale of our Units and the sale of the Private Warrants, a total of $319,216,340 ($10.00 per Unit) was placed in the Trust Account. We incurred $18,336,269 in Initial Public Offering related costs, including $6,384,327 of underwriting fees, $11,172,572 of deferred underwriting discount and $779,370 of other costs with $564,701 which was allocated to the Public Warrants and Private Warrants, included in the condensed consolidated statements of operations and $17,771,568 included in temporary equity.

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

As of March 31, 2024, we had investments held in the Trust Account of $36,106,898 (including $9,870,130 of income) held in a demand deposit account.

For the three months ended March 31, 2024, cash used in operating activities was $401,863. Net loss of $4,207,029 which consisted of interest earned on cash held in the Trust Account of $415,922, offset by an unrealized loss on our warrant liabilities of $3,286,541, interest expense – debt discount of $417,277 and other operational activities including amounts for accounts payable and accrued expenses and due to related party of $517,270.

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

We intend to use substantially all of the funds held in the Trust Account to acquire a target business and to pay our expenses relating thereto. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates have committed to loaning us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of March 31, 2024, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minimis value (Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements—Going Concern”, management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Business Combination. If we are unable to complete the Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Further, management has determined that if the Company is unable to complete the Business Combination by June 18, 2024 and if the Company does not elect to extend beyond June 18, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities, convertible promissory note and subscription liability. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Convertible Promissory Notes

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, “Financial Instruments” (“ASC 825”). The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the condensed consolidated statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed consolidated statements of operations.

Subscription Liability

Pursuant to ASC 470, the Company recorded the fair value of the subscription liability on the condensed consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its condensed consolidated statements of operations. The initial fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

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

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class A ordinary shares subject to possible redemption. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods.

Recent accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the accounting for our subscription agreements, proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, and under accrual of liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 1, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K. We may disclose additional factors from time to time in our future filings with the SEC.

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

Exhibit No.	Description

2.2	Business Combination Agreement, dated November 27, 2023.(1)

3.1	Amended and Restated Memorandum and Articles of Association.(2)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2023.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May 2024.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Chief Financial Officer