Form 10-Q
period 2024-06-30
Plum Acquisition Corp. I
filed 2024-09-10
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of September 9, 2024, 11,216,772 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, were issued and outstanding.

PLUM ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash	$1,969	$94,703
Prepaid expenses	66,875	50,853
Cash held in Trust Account	216,134	—
Total current assets	284,978	145,556

Cash and investments held in Trust Account	36,374,892	35,555,976
TOTAL ASSETS	$36,659,870	$35,701,532

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$5,661,736	$4,587,330
Ordinary shares to be redeemed	216,134	—
Advance from sponsor	213,050	—
Due to related party	400,547	331,291
Convertible promissory note – related party	1,000,000	1,000,000
Promissory Note – related party	250,000	250,000
Subscription liability	699,950	1,567,406
Total current liabilities	8,441,417	7,736,027

Warrant liabilities	1,074,447	1,643,271
TOTAL LIABILITIES	9,515,864	9,379,298

COMMITMENTS AND CONTINGENCIES (NOTE 8)
Class A Ordinary shares subject to possible redemption, 3,236,363 and 3,255,593 shares at $11.24 and $10.92 redemption value as of June 30, 2024 and December 31, 2023, respectively	36,374,892	35,555,976

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,980,409 shares issued and outstanding (excluding 3,236,363 and 3,255,593 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	799	799
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	7,082,596	6,098,498
Accumulated deficit	(16,314,281)	(15,333,039)
TOTAL SHAREHOLDERS’ DEFICIT	(9,230,886)	(9,233,742)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$36,659,870	$35,701,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023 (as restated)	2024	2023 (as restated)

Formation and operating expenses	$789,241	$578,954	$1,708,374	$1,732,236
Loss from operations	(789,241)	(578,954)	(1,708,374)	(1,732,236)

Other income:
Change in fair value of warrant liabilities	3,855,365	1,978,245	568,824	(44,241)
Change in fair value of Forward Purchase Agreement	—	633,205	—	308,114
Issuance of Forward Purchase Agreement	—	—	—	(308,114)
Reduction of deferred underwriter fee payable	—	—	—	328,474
Interest Expense—Debt Discount	(234,465)	(106,416)	(651,742)	(134,931)
Interest income – trust account	394,128	626,320	810,050	3,715,287
Other income	4,015,028	3,131,354	727,132	3,864,589

Net income (loss)	$3,225,787	$2,552,400	$(981,242)	$2,132,353

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,673,402	13,208,627	2,967,696	15,699,116
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.30	$0.12	$(0.09)	$0.09

Weighted average shares outstanding, Class A ordinary shares	7,980,409	—	7,980,409	—
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.30	—	(0.09)	—

Weighted average shares outstanding, Class B ordinary shares	—	7,980,409	—	7,980,409
Basic and diluted net income per ordinary share, Class B ordinary shares	$—	$0.12	$—	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	7,980,409	$799	—	$—	$6,098,498	$(15,333,039)	$(9,233,742)
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(550,922)	—	(550,922)
Issuance of Subscription Shares	—	—	—	—	245,375	—	245,375
Net loss	—	—	—	—	—	(4,207,029)	(4,207,029)
Balance as of March 31, 2024	7,980,409	$799	—	$—	$5,792,951	$(19,540,068)	$(13,746,318)
Issuance of subscription shares	—	—	—	—	12,829	—	12,829
Forgiveness of promissory notes	—	—	—	—	1,760,944	—	1,760,944
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	—	(484,128)	—	(484,128)
Net income	—	—	—	—	—	3,225,787	3,225,787
Balance as of June 30, 2024	7,980,409	$799	—	$—	$7,082,596	$(16,314,281)	$(9,230,886)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 (as restated)

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	7,980,409	$799	$—	$(15,298,312)	$(15,297,513)
Reduction of deferred underwriter fees	—	—	—	—	10,844,098	—	10,844,098
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(3,568,966)	—	(3,568,966)
Issuance of subscription shares	—	—	—	—	256,635	—	256,635
Net loss	—	—	—	—	—	(420,047)	(420,047)
Balance as of March 31, 2023	—	—	7,980,409	799	7,531,767	(15,718,359)	(8,185,793)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(786,320)	—	(786,320)
Issuance of subscription shares	—	—	—	—	166,966	—	166,966
Net income	—	—	—	—	—	2,552,400	2,552,400
Balance as of June 30, 2023	—	$—	7,980,409	$799	$6,912,413	$(13,165,959)	$(6,252,747)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023 (as restated)
Cash Flows from Operating Activities:
Net (loss) income	$(981,242)	$2,132,353
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(810,050)	(3,715,287)
Change in fair value of warrant liabilities	(568,824)	44,241
Reduction of deferred underwriter fees	—	(328,474)
Issuance of Forward Purchase Agreement	—	308,114
Change in fair value of Forward Purchase Agreement	—	(308,114)
Interest expense—debt discount	651,742	134,931
Changes in operating assets and liabilities:
Prepaid expense	(16,022)	(9,254)
Due to related party	69,256	96,826
Accounts payable and accrued expenses	1,074,406	1,213,199
Net cash used in operating activities	(580,734)	(431,465)

Cash Flows from Investing Activities:
Extension payment deposit in Trust	(225,000)	(640,000)
Cash withdrawn for redemptions	—	273,112,312
Net cash (used in) provided by investing activities	(225,000)	272,472,312

Cash Flows from Financing Activities:
Proceeds from the subscription liability	499,950	755,944
Advance from sponsor	213,050	—
Redemption of ordinary shares	—	(273,112,312)
Proceeds from promissory note – related party	—	250,000
Net cash provided by (used in) financing activities	713,000	(272,106,368)

Net Change in Cash	(92,734)	(65,521)
Cash – Beginning of period	94,703	86,401
Cash – End of period	$1,969	$20,880

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares subject to possible redemption	$1,035,050	$4,355,287
Forgiven promissory notes	$1,760,944	$—
Ordinary shares to be redeemed	$216,134	$—
Issuance of subscription shares	$258,204	$423,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments in the Company’s Trust account and will recognize changes in the fair value of the warrant liabilities as other income (expense).

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

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Following the closing of the Public Offering on March 18, 2021 and the partial exercise of the underwriter’s over-allotment option, $319,216,340 (approximately $10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering, including the proceeds from the sale of the Private Placement Warrants, was deposited in a trust account (“Trust Account”) located in the United States at Goldman Sachs, with Continental Stock Transfer & Trust Company acting as trustee, and was invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invests only in direct U.S. government treasury obligations. The Trust Account now holds the funds in a demand deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account (1) to the Company, until the completion of our Business Combination, or (2) to the Public Shareholders, until the earliest of (i) the completion of the Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with the Business Combination or to redeem 100% of the public shares if the Company does not complete its Business Combination by September 14, 2024 (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (iii) the redemption of the public shares if the Company has not consummated a business combination within the Combination Period, subject to applicable law. Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders (as defined below).

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

The Company had until June 18, 2024, to complete a business combination. On June 14, 2024, the Company held a vote to extend the time the Company has to complete a business combination, the Company now has until September 14, 2024 to complete a business combination. However, if the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

On March 18, 2024, the Company received a notice from the Listing Qualifications Department from Nasdaq stating that the Company has failed to complete a business combination pursuant to Nasdaq Listing Rule IM 5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company submitted a request for an oral hearing to request an extension to complete the Business Combination. The oral hearing was held on May 16, 2024. On May 24, 2024, the Nasdaq Hearings Panel granted the Company an exception until September 16, 2024 to complete the Business Combination provided that on or before September 16, 2024, the Company will demonstrate compliance with all applicable initial listing standards for the Nasdaq Capital Market.

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

JUNE 30, 2024

(Unaudited)

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

On June 4, 2024, Plum held an Extraordinary General Meeting of its Shareholders (the “BC EGM”) to approve, among other things, Plum’s entry into the Business Combination Agreement and related matters, including domestication to become a Delaware entity. The shareholders approved all of the proposals at the BC EGM. An aggregate of 2,662,592 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at the BC EGM, for an aggregate price of $29,926,030. Plum will redeem such Public Shares for a per-share price, payable in cash, equal to the pro rata portion of the remaining funds in the trust account, calculated as of two business days prior to the consummation of the Business Combination.

On June 14, 2024, Plum held an Extraordinary General Meeting of its Shareholders (“June Shareholder Meeting”) to amend the Articles to extend Articles Extension Termination Date from the Articles Extension Date to September 14, 2024 (the “Third Articles Extension Date”). As approved by its shareholders at the June Shareholder Meeting, Plum filed an Amended and Restated Memorandum and Articles of Association (the “A&R Charter”) on June 18, 2024 which extended the date by which the Company has to consummate a business combination to September 14, 2024. An aggregate of 19,230 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at June Shareholder Meeting, for an aggregate price of $216,134, which were paid on or around August 23, 2024.

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to March 18, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the Founder Shares. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors, and third parties have committed to provide the Company Working Capital Loans (see Note 5). As of June 30, 2024, and December 31, 2023, the Company had $1,000,000 outstanding under Working Capital Loans.

As of June 30, 2024, the Company had $1,969 in its operating bank account and a working capital deficit $8,156,439.

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

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Further, management has determined that if the Company is unable to complete a Business Combination by September 14, 2024 (the “Combination Period”), then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2024, which contains the audited financial statements and notes thereto. The interim results for the period ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

JUNE 30, 2024

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the conversion option within the subscription, the forward purchase agreements and warrants liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At June 30, 2024 and December 31, 2023, funds held in the Trust Account include $36,591,026 and $35,555,976, respectively, of cash and investments held in a demand deposit account, respectively.

Convertible Promissory Note

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

On June 4, 2024, Plum held an Extraordinary General Meeting of its Shareholders (the “BC EGM”) to approve, among other things, Plum’s entry into the Business Combination Agreement and related matters, including domestication to become a Delaware entity. The shareholders approved all of the proposals at the BC EGM. An aggregate of 2,662,592 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at the BC EGM, for an aggregate price of $29,926,030, which will be paid at the initial business combination.

On June 14, 2024, Plum held an Extraordinary General Meeting of its Shareholders to amend the Articles to extend Articles Extension Termination Date from the Articles Extension Date to September 14, 2024. As approved by its shareholders at the June Shareholder Meeting, Plum filed an Amended and Restated Memorandum and Articles of Association (the “A&R Charter”) on June 18, 2024 which extended the date by which the Company has to consummate a business combination to September 14, 2024. An aggregate of 19,230 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at June Shareholder Meeting, for an aggregate price of $216,134, which were paid on or around August 23, 2024.

As of June 30, 2024 and December 31, 2023, the ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption, December 31, 2022	$323,911,642
Less:
Redemptions of ordinary shares	(294,254,572)
Plus:
Accretion adjustment of carrying value to redemption value	5,898,906
Ordinary shares subject to possible redemption, December 31, 2023	$35,555,976
Plus:
Accretion adjustment of carrying value to redemption value	550,922
Ordinary shares subject to possible redemption, March 31, 2024	$36,106,898
Less:
Redemption	(216,134)
Plus:
Accretion adjustment of carrying value to redemption value	484,128
Ordinary shares subject to possible redemption, June 30, 2024	$36,374,892

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

JUNE 30, 2024

(Unaudited)

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

Forward Purchase Agreement

The Company evaluated the forward purchase agreement (“FPA”) to determine if such instrument is a derivative or contains features that qualify as embedded derivatives, pursuant to ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. The 2,500,000 forward purchase securities were recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognized the forward purchase securities as a liability at its fair value and adjusted the instrument to its fair value at each reporting period. The liability will be subject to re-measurement at each balance sheet date until exercised. The fair value of the forward purchase securities is measured using a Probability Weighted Expected Return Model that values the FPA based on future projections of various potential outcomes.

On June 15, 2023, the Company received a termination notice (the “Notice”) from Sakuu Corporation (“Sakuu”), that terminated, effective June 14, 2023, the Business Combination Agreement, dated March 2, 2023, and in light of the termination of the Business Combination Agreement, the FPA was also terminated.

Subscription Agreements

The Company analyzed its Subscription Agreements (as described in Note 5 and Note 8) under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging” and concluded that, (i) the Subscription Shares issuable under the Subscription Agreements are not required to be accounted for as a liability under ASC 480 or ASC 815, and (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Polar and Palmeira have been recorded using the relative fair value method of accounting under ASC 470 “Debt”. As of June 30, 2024, the Sponsor received an aggregate of $2,560,894 under the Subscription Agreements of which $2,460,894 was funded to the Company.

On June 26, 2024, the Sponsor and Company entered into a letter agreement by which the Sponsor agreed to forgive the principal balance of Promissory Notes entered into on March 16, 2024 (amended July 14, 2024), July 25, 2023 and October 18, 2023 in the amount of $1,760,944 and waive all obligations to repay any debt owed in connection with the Promissory Notes. Neither Plum nor Sponsor shall have any further obligation to the other party with respect to the Promissory Notes. As of June 30, 2024, the balance under the subscription notes was $699,950.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, and promissory note to related parties are estimated to approximate the carrying values as of June 30, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 7 for additional information on assets and liabilities measured at fair value.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Net (Loss) Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has one class of share, which is referred to as Class A ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The potential 12,640,544 ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Class A			Class A
	ordinary share			ordinary share
	subject			subject
	to possible			to possible
	redemption	Class A	Class B	redemption	Class A	Class B
NUMERATOR
Allocation of net income	$809,459	$2,416,328	$—	$(265,985)	$(715,257)	$—

DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	2,673,402	7,980,409	—	2,967,696	7,980,409	—
Basic and diluted net income (loss) per shares	$0.30	$0.30	$—	$(0.09)	$(0.09)	$—

	For the Three Months Ended June 30, 2023 (as restated)		For the Six Months Ended June 30, 2023 (as restated)
	Class A		Class A
	ordinary share		ordinary share
	subject		subject
	to possible		to possible
	redemption	Class B	redemption	Class B
Numerator
Allocation of net income	$1,591,092	$961,308	$1,413,713	$718,640
Denominator
Weighted average shares outstanding	13,208,627	7,980,409	15,699,116	7,980,409
Basic and diluted net income per share	$0.12	$0.12	$0.09	$0.09

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

JUNE 30, 2024

(Unaudited)

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

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of November 30, 2021 or the completion of the IPO. As of June 30, 2024 and December 31, 2023, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Roy Note”) to Mr. Kanishka Roy, individually and as a member of Plum Partners LLC. Mr. Roy funded the initial principal amount of $250,000 on March 14, 2023. The Roy Note does not bear interest and matures upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum does not consummate a business combination, the Roy Note will be repaid upon Plum’s liquidation only from amounts remaining outside of Plum’s trust account, if any. The Roy Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Roy Note and all other sums payable with regard to the Roy Note becoming immediately due and payable. As of June 30, 2024 and December 31, 2023, the Company had $250,000 borrowings under the Roy Note.

Advance from Sponsor

On April 10, 2024, May 14, 2024, June 4, 2024 and June 10, 2024 the Sponsor advanced the Company $75,000, $100,000, $20,000 and $18,000, respectively. As of June 30, 2024 and December 31, 2023, the Sponsor had advanced the Company a total of $213,050 and $0, respectively.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

The Dinsdale Note and Burns Note are reported at cost in the condensed consolidated financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial. As of June 30, 2024 and December 31, 2023, the outstanding balance on the Dinsdale Note and Burns Note is $1,000,000 and is reported as convertible promissory note – related party on the accompanying condensed consolidated balance sheets.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

In connection with the Subscription Agreements (as described below), the Company issued unsecured promissory notes (“Convertible Promissory Notes”), dated as of March 17, 2023, July 25, 2023, October 18, 2023, and November 12, 2023, in the principal amount of up to $1,500,000, $1,090,000, $340,000, and $800,000, respectively, to Sponsor, which may be drawn down by the Company from time to time prior to the consummation of the Company’s Business Combination. The Convertible Promissory Notes do not bear interest, mature on the date of consummation of the Business Combination and is subject to customary events of default. The Convertible Promissory Notes will be repaid only to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering and is convertible into private placement warrants of the Company at a price of $1.50 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. The Company has evaluated the accounting treatment of the convertible notes under ASC 815. The Company has determined that the conversion feature would be the only consideration to be provided to Sponsor if Sponsor exercises the conversion feature. As of June 30, 2024, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minimis value.

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

JUNE 30, 2024

(Unaudited)

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

As of June 30, 2024 and December 31, 2023, Polar and Palmeira (collectively the “Investors”) have paid the Sponsor an aggregate of 2,560,894 and $2,359,975, respectively, to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investors, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 1,425,501 Founder Shares.

On June 26, 2024, the Sponsor and Company entered into a letter agreement by which the Sponsor agreed to forgive the principal balance of Promissory Notes entered into on March 16, 2024 (amended July 14, 2024), July 25, 2023 and October 18, 2023 in the amount of $1,760,944 and waive all obligations to repay any debt owed in connection with the Promissory Notes. Neither Plum nor Sponsor shall have any further obligation to the other party with respect to the Promissory Notes. As of June 30, 2024, the balance under the subscription notes was $699,950.

Administrative Support Agreement

The Company will pay the Sponsor or an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or its liquidation, the Company will cease paying these monthly fees. In addition, the Company reimburses the Sponsor for the reasonable costs of salaries and other services provided to the Company by the employees, consultants and or members of the Sponsor or its affiliates. For the three and six months ended June 30, 2024, the Company incurred $30,000 and $60,000, respectively, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, in fees for office space, secretarial and administrative services, of which such amounts are included in the due to related party in the accompanying condensed consolidated balance sheets.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

JUNE 30, 2024

(Unaudited)

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

NOTE 7  — RECURRING FAIR VALUE MEASUREMENTS

Cash and Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, the cash and investments in the Company’s Trust Account consisted of approximately $36.6 million and $35.6 million in cash and a demand deposit account, respectively.

Fair values of the Company’s investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Recurring Fair Value Measurements

The Company’s permitted investments consist of U.S. Money Market funds. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Public Warrants is classified as Level 1 due to the use of an observable market price of these warrants. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. For the three and six months ended June 30, 2024, there were no transfers amongst level 1, 2, and 3 values during the period.

The conversion feature of the Convertible Promissory Notes, in connection with the Subscription Purchase Agreement, is measured at fair value using a Monte Carlo model that fair values the compound option. The fair value of the conversion feature of the Convertible Promissory Notes was $0 as of June 30, 2024 and December 31, 2023.

The following table presents fair value information as of June 30, 2024 and December 31, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—Demand Deposit	$36,591,026	$36,591,026	$—	$—
Liabilities
Public warrant liability	542,668	542,668	—	—
Private warrant liability	531,779	—	531,779	—
Sponsor loan conversion option	—	—	—	—
Total	$1,074,446	$542,668	$531,779	$—

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—Demand Deposit	$35,555,976	$35,555,976	$—	$—
Liabilities
Public warrant liability	829,962	829,962	—	—
Private warrant liability	813,308	—	813,308	—
Sponsor loan conversion option	—	—	—	—
Total	$1,643,270	$829,962	$813,308	$—

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

JUNE 30, 2024

(Unaudited)

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

JUNE 30, 2024

(Unaudited)

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

JUNE 30, 2024

(Unaudited)

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

JUNE 30, 2024

(Unaudited)

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

JUNE 30, 2024

(Unaudited)

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

As of June 30, 2024 and December 31, 2023, Polar and Palmeira (collectively the “Investors”) have paid the Sponsor an aggregate of $2,560,894 and $2,359,975, respectively, to fund the Company’s working capital requirements during the Articles Extension and the Sponsor agreed to assign to Investors, effective as of the Closing Date or the earlier termination of the Business Combination Agreement in accordance with its terms or otherwise, an aggregate of 1,425,501 Founder Shares.

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

PLUM ACQUISITION CORP. I

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Non-Redemption Agreement

On June 4, 2024, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with certain investors named therein (each, a “Backstop Investors”). Pursuant to the Non-Redemption Agreement, the Backstop Investors agreed that, on or prior to Closing, the Backstop Investors will rescind or reverse their previous election to redeem an aggregate of up to the number of shares of Plum common stock subject to the Non-Redemption Agreement (the “Backstop Shares”), which redemption requests were made in connection with the extraordinary general meeting of stockholders held on June 4, 2024 for the purpose of approving the Business Combination. Upon consummation of the Business Combination, Plum shall pay or cause to be paid to each Backstop Investor a payment in respect of its respective Backstop Shares in cash released from Plum’s trust account in an amount equal to the product of (x) the number of Backstop Shares and (y) the price per share for a pro rata portion of the amount then on deposit in the trust account, less $9.50.

Engagement Letter

On November 15, 2022 and as amended in November of 2023, the Company and J.V.B. Financial Group, LLC acting through its Cohen & Company Capital Market division (“CCM”) entered into an engagement letter (the “Engagement Letter”) whereby CCM will provide financial advising services. On June 26, 2024, the Company and CCM entered into an amendment to the Engagement Letter (the “Amendment”), which, among other things, provided that, instead of receiving a cash fee contingent upon the Closing of the Business Combination, CCM would purchase a number of Class A ordinary shares (the “Acquired Shares”) that had been tendered for redemption in connection with the extraordinary general meeting held of stockholders held on June 4, 2024 and reverse the redemption of those Acquired Shares. Contingent upon the Closing of the Business Combination, the Company would then pay CCM the lesser of (i) the amount actually paid for the Acquired Shares or (ii) an amount equal to the redemption price per share to be paid to shareholders at the Closing of the Business Combination for the Acquired Shares.

NOTE 9 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At June 30, 2024 and December 31, 2023, there were 7,980,409 Class A Ordinary Shares outstanding excluding 3,236,363 and 3,255,593 shares of Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. With the underwriter’s over-allotment option expiring in May 2021 partially unexercised, the initial shareholders forfeited 644,591 to the Company for no consideration so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the vote to approve the Second Extension Amendment Proposal, the Sponsor, as the sole holder of Class B Ordinary Shares, voluntarily elected to convert all Class B Ordinary Shares to Class A Ordinary Shares on a one-for-one basis in accordance with the Memorandum and Articles of Association. As of June 30, 2024 and December 31, 2023, there were 0 and 0 shares of Class B Ordinary Shares issued and outstanding, respectively.

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

On June 4, 2024, Plum held an Extraordinary General Meeting of its Shareholders (the “BC EGM”) to approve, among other things, Plum’s entry into the Business Combination Agreement and related matters, including domestication to become a Delaware entity. The shareholders approved all of the proposals at the BC EGM. An aggregate of 2,662,592 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at the BC EGM, for an aggregate price of $29,926,030. Plum will redeem such Public Shares for a per-share price, payable in cash, equal to the pro rata portion of the remaining funds in the trust account, calculated as of two business days prior to the consummation of the Business Combination.

On June 14, 2024, Plum held an Extraordinary General Meeting of its Shareholders (“June Shareholder Meeting”) to amend the Articles to extend Articles Extension Termination Date from the Articles Extension Date to September 14, 2024 (the “Third Articles Extension Date”). As approved by its shareholders at the June Shareholder Meeting, Plum filed an Amended and Restated Memorandum and Articles of Association (the “A&R Charter”) on June 18, 2024 which extended the date by which the Company has to consummate a business combination to September 14, 2024. An aggregate of 19,230 Class A ordinary shares of the Company were tendered for redemption in connection with the shareholders’ vote at June Shareholder Meeting, for an aggregate price of $216,134, which were paid on or around August 23, 2024

Results of Operations

For the three months ended June 30, 2024, we had an income of $3,225,787. In addition to the loss from operations of $789,241, we recognized other income of $4,015,028 consisting of an unrealized gain on our warrant liabilities of $3,855,365, interest expense of debt discount of $234,465, offset by interest earned on cash held in the Trust Account of $394,128.

For the six months ended June 30, 2024, we had a loss of $981,242. In addition to the loss from operations of $1,708,374, we recognized other income of $727,132 consisting of an unrealized loss on our warrant liabilities of $568,824, interest expense of debt discount of $651,742, offset by interest earned on cash held in the Trust Account of $810,050.

For the three months ended June 30, 2023, we had a loss from operations of $2,552,400. In addition to the loss from operations, we recognized other income $3,131,354 consisting of an unrealized loss on our warrant liabilities of $1,978,245, change in fair value of FPA of $633,205, interest expense – debt discount of $106,416 and interest earned on cash held in the Trust Account of $626,320.

For the six months ended June 30, 2023, we had a loss from operations of $2,132,353. In addition to the loss from operations, we recognized other income $3,864,589 consisting of an unrealized loss on our warrant liabilities of $44,241, change in fair value of FPA of $308,114 issuance of FPA of $308,114, reduction of deferred underwriter fee payable of $328,474, interest expense – debt discount of $134,93 and interest earned on cash held in the Trust Account of $3,715,287.

Through June 30, 2024, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any realized income, other than interest income. The change in fair value of our warrant liabilities had no impact on cash. As of June 30, 2024, $36,591,026 was held in the Trust Account, $1,969 of cash held outside of Trust Account and $5,661,736 of accounts payable and accrued expenses.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had cash outside our Trust Account of $1,969, available for working capital needs. We intend to use the funds held outside the Trust Account to complete our initial business combination with Veea Inc.

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

As of June 30, 2024, we had cash held in the Trust Account of $36,591,026.

For the six months ended June 30, 2024, cash used in operating activities was $580,734. Net loss of $981,242 which consisted of interest earned on cash held in the Trust Account of $810,050, offset by an unrealized gain on our warrant liabilities of $568,824, interest expense – debt discount of $651,742 and other operational activities including amounts for accounts payable and accrued expenses and due to related party of $1,127,640.

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

As of June 30, 2024, we had cash outside our Trust Account of $1,969, available for working capital needs. We intend to use the funds held outside the Trust Account to complete our initial business combination with Veea Inc.

Further, our Sponsor, officers and directors or their respective affiliates have committed to loaning us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we will repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.50 per Private Warrant. As of June 30, 2024, the fair value of the conversion feature embedded in the Convertible Promissory Note has been determined to have de minimis value (Note 5).

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

Further, management has determined that if the Company is unable to complete the Business Combination by September 14, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. Some of the more significant estimates are in connection with determining the fair value of the warrant liabilities, the fair value of the conversion option within the subscription and the forward purchase agreements .. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Convertible Promissory Notes

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Subscription Liability

Pursuant to ASC 470, the Company recorded the relative fair value of the subscription liability on the condensed consolidated balance sheets using the relative fair value method and the related amortization of the debt discount on its condensed consolidated statements of operations. The initial relative fair value of the subscription liability at issuance was estimated using a Black Scholes and Probability Weighted Expected Return Model.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class A ordinary shares subject to possible redemption. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in our internal controls over accounting and reporting complex financial instruments including the accounting for our subscription agreements and other service provider or investor agreements, proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, misclassification of the trust account between current and long term assets, misclassification of redeemed shares between current liabilities and temporary equity and under accrual of liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of September 2024.

Plum Acquisition Corp. I

By:	/s/ Michael Dinsdale
Name:	Michael Dinsdale
Title:	Chief Financial Officer