Form 10-Q
period 2024-09-30
VEEA INC.
filed 2024-11-20
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-4021

VEEA INC.

(Exact name of Registrant as specified in its charter)

Delaware	98- 1577353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

164 E. 83rd Street, New York, NY	10028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 535-6050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VEEA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Common Stock at an exercise price of $11.50 per share	VEEAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 18, 2024, there were 35,686,757 shares of the registrant’s common stock outstanding and 12,640,502 warrants outstanding.

VEEA INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash	$2,802,970	$6,010,075
Receivables, net	84,709	52,838
Inventory, net	7,977,277	7,375,621
Contingent financing asset	21,680,000	—
Prepaid and other current assets	5,618,900	513,670
Total current assets	38,163,856	13,952,204

Property and equipment, net	252,153	376,667
Goodwill	5,076,791	4,797,078
Intangible assets, net	757,697	628,477
Right-of-use assets	204,915	545,411
Investments	452,642	451,874
Security deposits	87,171	85,595
TOTAL ASSETS	$44,995,225	$20,837,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$12,700,000	$9,000,000
Related party notes, net of discount	—	12,598,000
Accrued interest, related party	—	2,272,993
Accounts payable	1,638,738	1,077,898
Accrued expenses	6,249,523	4,741,495
Investor deposits	—	2,048,776
Deferred payables, current	204,445	—
Operating lease liabilities, current	211,345	445,850
Total current liabilities	21,004,051	32,185,012

Convertible note payable, net	45,648	—
Convertible note option liability	293,866	—
Warrant liabilities	1,261,492	—
Contingent earn-out share liability (Note 4)	28,850,000	—
Deferred payables	1,545,278	—
Operating lease liabilities	—	119,424
TOTAL LIABILITIES	53,000,335	32,304,436

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 35,686,757 and 19,635,912 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3,568	1,964
Additional paid-in capital	210,665,277	159,475,010
Accumulated deficit	(216,903,369)	(170,282,750)
Accumulated other comprehensive loss	(1,770,586)	(661,354)
TOTAL STOCKHOLDERS’ DEFICIT	(8,005,110)	(11,467,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,995,225	$20,837,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$50,683	$9,009,254	$108,264	$9,040,359
Cost of goods sold	14,997	24,307	57,687	47,163
Gross profit	35,686	8,984,947	50,577	8,993,196

Operating Expenses:
Product development	356,761	185,764	1,152,930	676,603
Sales and marketing	80,937	137,943	459,341	299,130
General and administrative, net	1,989,095	5,232,482	13,091,503	12,493,928
Transaction costs including those incurred with contingent earn-out share liability (Note 4)	55,038,544	—	55,038,544	—
Depreciation and amortization	67,730	75,318	205,111	734,306
Total operating expenses	57,533,067	5,631,507	69,947,429	14,203,967
Income (loss) from operations	(57,497,381)	3,353,440	(69,896,852)	(5,210,771)

Other income and (expense):
Other income, net	8,739	397,976	21,398	242,461
UK R&D tax credit	1,251,243	—	1,251,243	—
Loss on initial issuance of convertible note	(1,770,933)	—	(1,770,933)	—
Change in fair value of convertible note option liability	607,067	—	607,067	—
Change in fair value of warrant liabilities	(220,373)	—	(220,373)	—
Change in fair value of earn-out share liability (Note 4)	24,750,000	—	24,750,000	—
Other expense	(36)	—	(9,346)	(15,134)
Interest expense	(451,881)	(1,789,617)	(1,352,823)	(4,425,764)
Total other income and (expense)	24,173,826	(1,391,641)	23,276,233	(4,198,437)

Net (loss) income	$(33,323,555)	$1,961,799	$(46,620,619)	$(9,409,208)

Basic and diluted weighted average shares outstanding, common stock	22,292,374	16,427,124	20,217,081	16,065,664
Basic and diluted net (loss) income per Common Stock	$(1.49)	$0.12	$(2.31)	$(0.59)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(33,323,555)	$1,961,799	$(46,620,619)	$(9,409,208)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,597,335)	894,234	(1,109,232)	(118,750)
Comprehensive (loss) income	$(34,920,890)	$2,856,033	$(47,729,851)	$(9,527,958)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Legacy Veea Common Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2023	12,660,067	$126	40,569,493	$405	35,920,813	$359	7,243,514	$72	-	$-	$159,476,012	$(170,282,750)	$(661,354)	$(11,467,130)
Retroactive application of Business Combination (Note 1)	(12,660,067)	(126)	(40,569,493)	(405)	(35,920,813)	(359)	(7,243,514)	(72)	19,635,912	1,964	(1,002)			-
Balance, December 31, 2023, recasted	-	-	-	-	-	-	-	-	19,635,912	1,964	159,475,010	(170,282,750)	(661,354)	(11,467,130)
Class A Common Stock Issuances, net of transaction costs	-	-	-	-	-	-	-	-	1,675,502	168	11,955,239	-	-	11,955,407
Conversion of vendor payable to Common Stock	-	-	-	-	-	-	-	-	10,456	1	78,422	-	-	78,423
Stock based compensation for stock options	-	-	-	-	-	-	-	-	-	-	62,670	-	-	62,670
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-	365,381	365,381
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(6,018,994)	-	(6,018,994)
Balance, March 31, 2024	-	-	-	-	-	-	-	-	21,321,870	2,133	171,571,341	(176,301,744)	(295,973)	(5,024,243)
Common stock issuances, net of transaction costs		-	-	-	-	-	-	-	7,297	-	54,725	-	-	54,725
Conversion of vendor payable to Common Stock	-	-	-	-	-	-	-	-	17,198	2	128,983	-	-	128,985
Common stock issued upon exercise of stock options	-	-	-	-	-	-	-	-	10,748	1	25,483	-	-	25,484
Stock based compensation for stock options	-	-	-	-	-	-	-	-	-	-	272,179	-	-	272,179
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-	122,722	122,722
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(7,278,070)	-	(7,278,070)
Balance, June 30, 2024	-	$-	-	$-	-	$-	-	$-	21,357,113	$2,136	$172,052,711	$(183,579,814)	$(173,251)	$(11,698,218)
Stock based compensation for stock options	-	-	-	-	-	-	-	-	-	-	59,385	-	-	59,385
Common stock issued upon exercise of stock options, pre Business Combination	-	-	-	-	-	-	-	-	19,618	2	53,998	-	-	54,000
Exercise of Common Stock Warrants - related party	-	-	-	-	-	-	-	-	756,912	76	(76)	-	-	-
Issuance of Common Stock in exchange for services in connection with A-2 Preferred Stock Issuances, recasted	-	-	-	-	-	-	-	-	615,385	61	(61)	-	-	-
Issuance of Common Stock upon conversion of debt at Business Combination (Note 1)	-	-	-	-	-	-	-	-	3,147,970	315	15,739,531	-	-	15,739,846
Issuance of Common Stock upon conversion of Sponsor and related party notes and warrants at Business Combination (Note 1)	-	-	-	-	-	-	-	-	817,453	82	2,205,415	-	-	2,205,497
Issuance of Common Stock to Plum Sponsors and Investors at Business Combination (Note 1)	-	-	-	-	-	-	-	-	6,102,562	610	241,638	-	-	242,248
Issuance of Common Stock to Plum Shareholders at Business Combination (Note 1)									603,077	60	(6,901,658)			(6,926,598)
Issuance of Common Stock related to new financing (Note 1)	-	-	-	-	-	-	-	-	2,000,000	200	23,999,800	-	-	24,000,000
Common Stock issued for services	-	-	-	-	-	-	-	-	241,667	24	3,214,596	-	-	3,214,620
Common stock issued upon exercise of stock options, post Business Combination	-	-	-	-	-	-	-	-	25,000	2	(2)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,597,335)	(1,597,335)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(33,323,555)	-	(33,323,555)
Balance, September 30, 2024	-	$-	-	$-	-	$-	-	$-	35,686,757	$3,568	$210,665,277	$(216,903,369)	$(1,770,586)	$(8,005,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Legacy Veea Common Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2022	-	$-	35,094,893	$351	35,920,813	$359	7,203,514	$72	-	$-	$123,779,186	$(154,849,725)	$772,034	$(30,297,723)
Retroactive application of Business Combination (Note 1)			(35,094,893)	$(351)	(35,920,813)	$(359)	(7,203,514)	$(72)	15,345,255	$1,535	$(753)	$-	$-	$(0)
Balance, December 31, 2022, recasted	-	-	-	-	-	-	-	-	15,345,255	1,535	123,778,433	(154,849,725)	772,034	(30,297,723)
Conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	-	1,074,022	107	10,949,090	-	-	10,949,197
Issuance of Legacy Veea warrants	-	-	-	-	-	-	-	-	-	-	1,682,750	-	-	1,682,750
Common Stock issued upon exercise of stock options	-	-	-	-	-	-	-	-	7,847	1	3	-	-	4
Stock based compensation for stock options	-	-	-	-	-	-	-	-	-	-	194,689	-	-	194,689
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-	251,456	251,456
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(4,300,233)	-	(4,300,233)
Balance, March 31, 2023	-	-	-	-	-	-	-	-	16,427,124	1,643	136,604,965	(159,149,958)	1,023,490	(21,519,860)
Stock based compensation for stock options	-	-	-	-	-	-	-	-	-	-	133,640	-	-	133,640
Foreign currency translation (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(1,264,440)	(1,264,440)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(7,070,774)	-	(7,070,774)
Balance, June 30, 2023	-	$-	-	$-	-	$-	-	$-	16,427,124	$1,643	$136,738,605	$(166,220,732)	$(240,950)	$(29,721,434)
Issuance of Legacy Veea warrants	-	-	-	-	-	-	-	-	-	-	327,548	-	-	327,548
Stock based compensation for stock options	-	-	-	-	-	-	-	-	-	-	76,431	-	-	76,431
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-	894,234	894,234
Net Loss	-	-	-	-	-	-	-	-	-	-	-	1,961,799	-	1,961,799
Balance, September 30, 2023	-	-	-	-	-	-	-	-	16,427,124	1,643	137,142,584	(164,258,933)	653,284	(26,461,423)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(46,620,619)	$(9,409,208)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	205,111	734,306
Amortization of debt issuance costs	45,648	1,824,270
Loss on initial issuance of debt	1,770,933	-
Change in fair value of convertible note option liability	(607,067)	-
Change in fair value of warrant liabilities	220,373	-
Earn-out liability initial loss	53,600,000
Change in fair value of earn out share liabilities	(24,750,000)	-
Interest income on investment	(768)	-
Stock based compensation	394,234	404,761
Interest expense on convertible notes converted	868,853	-
Unrealized foreign currency transaction(gain) loss	(1,686,348)	(158,825)
Amortization of operating lease right of use assets	340,496	589,617
Changes in operating assets and liabilities:
Receivables	(31,736)	(23,651)
Inventories	(602,235)	49,595
Prepaid and other current assets	(5,034,546)	(129,265)
Security deposit	-	8,842
Accounts payable	793,161	(1,732,713)
Accrued expenses	1,618,881	269,973
Accrued interest	-	1,048,928
Operating lease payments	(353,929)	(627,503)
Net cash used in operating activities	(19,829,558)	(7,150,873)
Cash flows from investing activities
Purchase of property and equipment	(33,439)	(15,651)
Purchase of intangible assets and trademarks	(174,258)	(83,590)
Net cash used in investing activities	(207,697)	(99,241)
Cash flows from financing activities
Proceeds from issuance of third-party convertible notes	1,450,000	3,000,000
Proceeds of term loan payable	-	5,000,000
Payment of unrelated party debt	-	(2,020,389)
Proceeds from revolving line of credit	3,700,000	-
Proceeds from notes - related party	-	2,298,000
Payment of notes - related party	-	(50,000)
Proceeds from reverse recapitalization	1,103,640	-
Proceeds from lock-up share release	242,248	-
Proceeds from the exercise of stock options for common stock	79,484	4
Proceeds from the issuance of common stock, net of transaction costs	9,961,356	-
Net cash provided by financing activities	16,536,728	8,227,615

Effect of exchange rate changes on cash	293,421	1,224

Net increase (decrease) in cash and cash equivalents	(3,207,105)	978,725

Cash and cash equivalents at beginning of year	6,010,075	185,881

Cash and cash equivalents at end of year	$2,802,970	$1,164,606

Non-cash activities
Initial measurement of debt discount on the convertible note	$(1,450,000)	$-
Conversion of related party notes to Common Stock	$2,205,497	$-
Initial measurement of the convertible note option liability	$1,450,000	$-
Conversion of principal on related party notes to Common Stock	$12,598,000	$9,069,516
Conversion of interest on replated notes to Common Stock	$3,141,846	$1,879,686
Legacy Warrants issued with term note payable	$-	$1,682,750
Issuance of Common Stock related to convertible note payable	$24,000,000	$-
Conversion of vendor payable to Common Stock	$3,422,028	$-

Supplemental cash flow information
Interest paid	$504,431	$353,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

1 - DESCRIPTION OF BUSINESS

The Company is a provider of edge computing and communications devices (i.e., “VeeaHub®” devices), applications and services hosted on its edge Platform-as-a-Service (“ePaaS”). Veea Edge Platform ePaaS is an end-to-end platform that is both locally- and cloud-managed. VeeaHub® products are converged computing and communications (i.e., hyperconverged) indoor and outdoor devices, about the size of a Wi-Fi Access Point (AP), that provide for networking and computing solutions for AI-assisted applications and solutions at the edge where people, places, and things connect to the network.

Veea Edge Platform™ provides for highly secure connectivity, computing, and IoT solutions through full stack platform for digital transformation of industries as well as unserved or underserved communities that lack Internet connectivity and essential applications and services. It further enables the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. We have redefined and simplified edge computing and connectivity with Veea Edge Platform™, easily deployable products that fully integrate hardware, system software, technologies, and edge applications. We are demonstrating, globally, that the Veea Edge Platform™ enables our partners and customers to champion digital transformations in multiple vertical markets.

Through our innovative Veea Edge Platform, we have created a new product category that brings cloud capabilities close to the user, as an alternative to cloud computing, with benefits in optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, “always-on” availability at the edge for mission critical applications, and contextual awareness for people, devices and things connected to the Internet. The Company was recognized in 2023 by Gartner as a Leading Smart Edge Platform for the innovativeness and capabilities of our Veea Edge Platform and a Cool Vendor in Edge Computing in 2021. Veea was named in Market Reports World’s in its research report published in October 2023 as one of the top 10 Edge AI solution providers alongside of IBM, Microsoft, Amazon Web Services among others.

On September 13, 2024 Plum Acquisition Corp. I. (“Plum”), a special purpose acquisition company, Veea Inc., a Delaware corporation (“Legacy Veea”) consummated its previously announced Business Combination, pursuant to that certain Business Combination Agreement, dated November 27, 2023 (as amended on June 13, 2024 and September 13, 2024, the “Business Combination Agreement”), between Plum, Legacy Veea, and Plum Merger Sub, a Delaware corporation) (“Plum Merger Sub”). In connection with the consummation of the Business Combination (the “Closing”) (i) Plum de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”), and (ii) the merger (the “Merger”) of Plum Merger Sub with and into Legacy Veea was completed and the separate corporate existence of Plum Merger Sub ceased, with Legacy Veea as the surviving corporation becoming a wholly owned subsidiary of Plum. Following the Closing Plum changed its name from “Plum Acquisition Corp. I” to “Veea Inc.” (hereinafter “Veea” or “the Company” and Legacy Veea changed its name from “Veea Inc.” to “VeeaSystems Inc.” See Note 4 “Recapitalization” for more information.

The Company has five wholly owned subsidiaries, VeeaSystems Inc., formerly known as Veea Inc. (“VeeaSystems US”) a Delaware corporation, Veea Solutions Inc., a Delaware corporation VeeaSystems Development Inc., formerly known as Veea Systems Inc., a Delaware corporation, Veea Systems Ltd., a company organized under the laws of England and Wales and VeeaSystems SAS, a French simplified joint stock company. The Company is headquartered in New York City with offices in the United States (“U.S.”) and Europe.

2 – LIQUIDITY AND MANAGEMENT’S PLAN

During the nine months ended September 30, 2024 and 2023, the Company has incurred net losses of $46.6 million and $9.4 million, respectively, and had an accumulated deficit of $216.9 million as of September 30, 2024. The Company expects to continue to incur net losses as it continues to grow and scale its business. Historically, the Company’s activities have been financed through private placements of equity securities and debt to related parties.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

At the Closing of the Business Combination, the Company converted approximately $16 million of related party debt to equity concurrently; and received $1.45 million in proceeds from the issuance of its convertible promissory note with a commitment from a convertible note purchaser for the remaining unfunded amount of $13.55 million, which is to be funded on or prior to November 15, 2024, subsequently extended to December 15, 2024. Following the Closing, the Company received approximately $1.1 million of net proceeds from Plum’s trust account and received a cash tax refund of approximately $1.2 million in respect to the Company’s UK subsidiary’s R&D activities. Taking into account, the cash proceeds received to date, the anticipated funding of the remaining convertible note commitment, the term sheet entered into with White Lion Capital, LLC for access to a $25 million Equity Line of Credit and the anticipated return by year end of the Company’s $5 million downpayment for certain inventory purchased from iFREE Group Holdings Limited, the Company expects it will be able to funds its operations over the next twelve months. The Company may seek additional funding through debt or other equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. See Note 17 “Subsequent Events” for further information regarding the Equity Line of Credit.

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form S-1 for its year ended December 31, 2023.

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted under GAAP.

Use of Estimates

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its condensed consolidated financial statements in accordance with GAAP. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Changes in such estimates could affect amounts reported in future periods. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: liquidity and going concern, the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; inventory, including the determination of allowances for estimated excess or obsolescence; the fair value of warrants; the fair value of acquisition- related contingent consideration arrangements; unrecognized tax benefits; legal contingencies; the incremental borrowing rate for the Company’s leases; and the valuation of stock-based compensation, among others.

Reclassification

Certain amounts from prior period financial statements have been reclassified to align with the presentation used in the current condensed consolidated financial statements for comparative purposes. These reclassifications had no material effect on the Company’s previously issued financial statements.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Segment Information

The Company operates as a single operating segment. The chief operating decision maker is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable:

Level 1 -	Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.

Level 2 -	Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active, and inputs that are derived principally from or corroborated by observable market data.

Level 3 -	Unobservable inputs for which there is little or no market data and require the Company to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.

The Company issued preferred stock warrants and common stock warrants classified as equity securities which do not require recurring fair value measurement. Refer to Note 9 – Incentive Plans for the assumptions used in estimating the fair value of such common stock warrants.

Recurring Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:

Money market funds — The carrying amount of money market funds approximates fair value and is classified within Level 1 because the fair value is determined through quoted market prices.

Private Warrants – The carrying value of the warrants is classified within Level 2 because the fair value is determined through quoted market prices, which are valued using the closing market price of the public warrants as the private placement warrants have terms and provisions that are identical to those of the public warrants.

Contingent Financing Asset – The initial measurement of the Contingent Financing Asset is classified within Level 1 because the fair value is determined through quoted market prices.

Convertible Note Option Liability - The initial measurement and carrying value of the conversion option is classified within Level 3 because the fair value is determined through an option pricing model.

Earn-Out - The initial measurement and carrying value is classified within Level 3 because the fair value is determined through Monte Carlo simulation.

The Company’s remaining financial instruments that are measured at fair value on a recurring basis consist primarily of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities. The Company believes their carrying values are representative of their fair values due to their short-term maturities.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgement to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration (i.e., Earn-out liabilities) is measured at fair value at the acquisition date. For contingent consideration that do not meet all the criteria for equity classification, such contingent consideration are required to be recorded at their initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

Cash and Cash Equivalents

Cash balances are held in U.S. and European banks. Cash balances held in the U.S. are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company maintains its cash balances in highly rated financial institutions. At times, cash balances may exceed federally insurable limits.

Restricted Cash

The Company is not subject to any contractual agreement that contains restrictions on the Company’s use or withdrawal of its cash or cash equivalents.

Revenue Recognition

The Company recognizes revenue based on the satisfaction of distinct obligations to transfer goods and services to customers. The Company generates revenue from hardware sales and the sale of licenses and subscriptions. The Company applies a five-step approach as defined in ASC 606, Revenue from Contracts with Customers, in determining the amount and timing of revenue to be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a corresponding performance obligation is satisfied. Most contracts with customers are to provide distinct products or services within a single contract. However, if a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling price.

The Company earns revenue from the sale of its VeeaHub® devices, licenses and subscriptions. The Company generated revenue of $50,683 and $9,009,254 for the three months ended September 30, 2024 and 2023, respectively. The Company generated revenue of $108,264 and $9,040,359 for the nine months ended September 30, 2024 and 2023, respectively. Other than $9 million of revenue generated from the license of AdEdge™ in 2023, revenue has been immaterial for all periods presented and represented revenue earned from paid pilots for our VeeaHub® devices.

For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations. Revenue for licenses delivered under a subscription model having terms between one and twelve-months are recognized over-time. Subscription revenue is generated through sales of monthly subscriptions. Customers pay in advance for the licenses and subscriptions. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period.

Revenue from hardware sales is recognized at a point-in-time, which is generally at the point in time when products have been shipped, right to payment has been obtained and risk of loss has been transferred. Certain of the Company’s product performance obligations include proprietary operating system software, which typically is not considered separately identifiable. Therefore, sales of these products and the related software are considered one performance obligation.

Revenue from all sale types is recognized at the transaction price, the amount management expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, price protection, warranties, and other customer incentive programs based upon the Company’s expectation and historical experience.

The Company contracts with customers under non-cancellable arrangements. While customers, including resellers, may cancel master purchase agreements under certain circumstances, customers may not cancel or modify purchase orders placed under the terms of such master purchase agreements. Each purchase order is therefore a contract with the customer, i.e., the purchase of a quantity of any given, single product; further, purchase orders do not commit the customer to purchase any further volumes over time. Contract modifications do not carry revenue recognition implications as no revenue is recognized until control over products, or intellectual property, as applicable, has transferred to the customer.

The Company has service arrangements where net sales are recognized over time. These arrangements include a variety of post-contract support service offerings, which are generally recognized over time as the services are provided, including maintenance and support services, and professional services to help customers maximize their utilization of deployed systems.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

A contract liability for deferred revenue is recorded when consideration is received or is unconditionally due from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers for product contracts or from billings in excess of revenue recognized on services arrangements. Deferred revenue balances were not significant as of September 30, 2024 and December 31, 2023.

Warranties

The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company’s standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company actively monitors and evaluates the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, and the Company’s baseline experience. The Company’s standard warranty terms are twelve months. Warranty expense was not significant for the three and nine months ended September 30, 2024 and 2023.

Accounts Receivable

Trade accounts receivable are recognized and carried at billed amounts less an allowance for credit losses. The Company adopted the Current Expected Credit Losses (“CECL”) guidance effective January 1, 2023. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Credit loss expense and allowance for credit losses were not significant as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023.

Inventory

The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. The write down for excess or obsolescence is charged to the provision for inventory, which is a component of Cost of Goods Sold in the Company’s consolidated statements of operations and comprehensive loss. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of finished goods, components purchased for manufacturing and freight. Cost of goods sold also includes third-party vendor costs related to cloud hosting fees.

Shipping and Handling

The Company considers shipping and handling to customers to represent activities performed in fulfilling the contract with the customer. When shipping is charged to the customer, the Company nets such charges against actual shipping costs incurred.

Tax Collected from Customers

Taxes imposed by governmental authorities on the Company’s revenue producing activities, such as sales taxes, are excluded from net sales.

Research and Development

Research and development (“R&D”) costs that do not meet the criteria for capitalization are expensed as incurred. R&D costs primarily consist of employee compensation, employee benefits, stock-based compensation related to technology developers and product management employees, as well as fees paid for outside services and materials.

Sales and Marketing

Sales and marketing costs consist of compensation and other employee related costs for personnel engage in selling and marketing, and sales support functions. Selling expenses also include marketing, and the costs associated with customer evaluations. The Company does not incur advertising costs.

General and Administrative Expense

General and administrative expense consists of compensation expense (including stock-based compensation expense), executive management, finance, legal, tax, and human resources. General and administrative expense also include transaction costs, expenses associated with facilities, information technology, external professional services, legal costs and settlement of legal claims, unrealized foreign currency transaction gain/loss and other administrative expenses.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Property and Equipment, net

Property and equipment, net is stated at cost and depreciated on a straight-line basis of five to seven years for furniture and fixtures and five years for computer equipment. Leasehold improvements are capitalized and amortized over the shorter of their useful lives or remaining lease term. Repair and maintenance costs are charged to operations in the periods incurred. Upon retirement or sale, costs and related accumulated depreciation or amortization are removed from the balance sheets and the resulting gain or loss is included in operating expense in the Company’s consolidated statements of operations and comprehensive loss.

Goodwill

Goodwill represents the excess of the aggregate purchase consideration over the fair value of the net assets acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company’s goodwill was recorded in connection with an acquisition consummated in June 2018. The Company considers goodwill to have an indefinite life and is not amortized. As of September 30, 2024 and December 31, 2023, no events have occurred that would require impairment of goodwill.

Impairment of Long-Lived Assets

Long-lived assets with finite lives consist primarily of property and equipment, operating lease right-of-use assets, and intangible assets which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values on the date of the grant, recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Income Taxes

Effective June 8, 2018, the Company converted from an S Corporation to a C Corporation for federal and state income tax purposes. Accordingly, prior to the conversion to a C corporation, the Company did not record deferred tax assets or liabilities or have any net operating loss carryforwards. The Company is required to file tax returns in the U.S. federal jurisdiction and various states and local municipalities. Veea Systems Ltd. is governed by, and is required to file tax returns under, the Income Tax Law of the U.K. with a statutory income tax rate of 19%. In 2021, the Company established Veea SAS, a French entity with a statutory income tax rate of 25%.

Significant judgment is required in determining the Company’s uncertain tax positions. It is not expected that there will be a significant change in uncertain tax positions for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively.

Foreign Operations and Foreign Currency Translation

The currency of the primary economic environment in which the operations of the Company and its U.S. subsidiaries are conducted is the United States dollar (“USD”). Accordingly, the Company and all of its U.S. subsidiaries use USD as their functional currency. The results of the Company’s non-U.S. subsidiaries, whose functional currency are the local currencies of the economic environment in which they operate, are translated into USD in accordance with GAAP.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Differences resulting from translation are presented in equity as accumulated other comprehensive loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (gain) loss, mainly related to intercompany transactions, is included in the consolidated statements of operations. For the three months ended September 30, 2024 and September 30, 2023 transactions (gain) loss were $(1,831,743) and $926,965, respectively. For the nine months ended September 30, 2024 and September 30, 2023 such amounts were $(1,343,640) and $(86,019), respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss), net. Other comprehensive income (loss), net is defined as revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ deficit but are excluded from net loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments that result from the consolidation of its foreign subsidiaries and is reported net of tax effects.

Investments

The Company holds non-marketable equity and other investments (“privately held investments”) which are included in noncurrent assets in the Company’s consolidated balance sheet. The Company monitors these investments for impairments and makes adjustments in carrying values if management determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these investments.

Concentration of Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The Company has not experienced any losses in such accounts.

Earnings per Share, recasted

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is based upon the diluted weighted-average number of shares outstanding during the year. Diluted net loss per share gives effect to all potentially dilutive common share equivalents, including stock options, and warrants, to the extent they are dilutive. Refer to Note 14 – Earnings Per Share.

Convertible Note Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815, Derivatives and Hedging. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations. See Note 7 “Debt” for further information.

Contingent Financing Asset

The Company recorded a contingent financing asset on the condensed consolidated balance sheets for the fair value of the Transferred Shares issued to Investors for the unfunded portion of the Convertible Notes Payable. See Note 7 “Debt” for further information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at their fair value on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the Company’s consolidated statements of operations.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

The Company accounts for the Public and Private warrants in accordance with guidance contained in ASC 815-40. Such guidance provides that because the Public warrants meet the criteria for equity treatment. Such guidance provides that because the Private warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability See Note 10 “Warrants” for further information.

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. Topic 326 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for the Company’s annual and interim periods beginning after December 15, 2022 with early adoption permitted. The Company adopted ASU 2016-13 beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. We adopted the ASU on January 1, 2023 and will apply the guidance prospectively for future acquisitions.

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose sufficient information about the program. The amendments do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the ASU on January 1, 2023, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures relating to its reportable segments. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

4 – REVERSE RECAPITALIZATION

As discussed in Note 1, “Organization and Business Operations”, the Business Combination was consummated on September 13, 2024, which, for accounting purposes, was treated as the equivalent of Legacy Veea issuing stock for the net assets of Plum, accompanied by an equity recapitalization of Legacy Veea. Under this method of accounting, Plum was treated as the acquired company for financial accounting and reporting purposes under GAAP. This determination was primarily based on the assumption that:

●	Legacy Veea’s current shareholders will hold a majority of the voting power of New Plum (“New Plum”) post Business Combination

●	effective upon the Business Combination, the post-combination Board will consist of seven (7) directors, including five (5) directors designated by Legacy Veea, one (1) director designated by Plum and one (1) director mutually agreed upon by Plum and Legacy Veea;

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

●	Legacy Veea’s operations will substantially comprise the ongoing operations of New Plum; and

●	Legacy Veea’s senior management will comprise the senior management of New Plum.

Another determining factor was that Plum does not meet the definition of a “business” pursuant to ASC 805-10-55, Business Combinations (“ASC 805”), and thus, for accounting purposes, the Business Combination will be accounted for as a reverse recapitalization, within the scope of ASC 805. The net assets of Plum will be stated at historical cost, with no goodwill or other intangible assets recorded. Any excess of the fair value of shares issued to Plum over the fair value of Plum’s identifiable net assets acquired represents compensation for the service of a stock exchange listing for its shares and is expensed as incurred.

Transaction Proceeds

Upon closing of the Business Combination, the Company received net proceeds of $1.1 million from the Business Combination, offset by total transaction costs of $5.3 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity for the period ended September 30, 2024:

Cash-trust and cash, net of redemptions	$6,448,862
Less: transaction costs and professional fees, paid	(5,345,222)
Net proceeds from the Business Combination	1,103,640
Less: private placement warrant liabilities	(1,041,119)
Less: related party notes	(2,205,497)
Less: accrued expenses	(3,079,281)
Less: deferred payables	(1,749,723)
Add: prepaid expenses	70,382
Reverse recapitalization, net	(6,901,598)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

Plum Class A common stock, outstanding prior to the Business Combination	3,255,593
Less: Redemption of Plum Class A common stock	(2,652,516)
Class A common stock of Plum	603,077
Plum Class A common stock, outstanding prior the Business Combination	6,102,562
Business Combination shares	6,705,639
Veea Shares	22,133,643
Issuance of new financing shares	2,000,000
Conversion of debt for Common Stock	3,147,970
Conversion of Sponsor Notes for Common Stock	817,453
Common Stock issued for services	857,052
Common Stock immediately after the Business Combination	35,661,757

The number of Veea shares was determined as follows:

	Legacy Veea Shares	Veea Shares after conversion ratio
Legacy Veea Series A-2 Preferred Stock	19,670,118	4,799,511
Legacy Veea Series A-1 Preferred Stock	41,179,790	8,078,761
Legacy Veea Series A Preferred Stock	35,920,813	7,047,041
Legacy Veea Common Stock	7,398,303	1,451,419
Legacy Veea Common Stock Warrants	3,858,202	756,912
Total	108,027,226	22,133,644

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Public and private placement warrants

The 6,384,326 Public Warrants issued at the time of Plum’s initial public offering, and 6,256,218 warrants issued in connection with private placement at the time of Plum’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

Earnout Share Liability

Following the closing of the Business Combination, holders of certain capital stock of Legacy Veea immediately prior to the closing will have the contingent right to receive up to 4.5 million additional shares of the Company’s Common Stock if certain trading-price based milestones of the Company’s common stock are achieved or a change of control transaction occurs during the ten-year period following the Closing.

Under accounting principles, the Company’s obligation to issue the earn out shares is recorded as a contingent liability (the “Earn-Out Share Liability”) in the Company’s financial statements and the initial value of the Earn-out Share Lability is recorded as a transaction cost within operating expense in the Company’s financial statements.  For each subsequent reporting period, changes in the fair value of the Earn-Out Share Liability will be reported in the Company’s financial statements.

Veea Transaction related expenses

The below table represents the amount of Veea Inc. related transaction expenses included in operating expenses as of September 30, 2024:

September 30, 2024
Legal expenses	$1,000,000
Professional fees	413,544
Listing fee - NASDAQ	25,000
Total	$1,438,544

5 – BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	September 30, 2024	December 31, 2023
Inventory	$7,352,841	$7,392,919
Inventory allowance	(353,161)	(1,145,548)
Consigned parts	977,597	1,128,250
Total	$7,977,277	$7,375,621

Prepaid and other current assets

Prepaid and other current assets consists of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$258,178	$177,027
iFree – inventory purchase deposit	5,000,000	—
Production deposit	336,643	336,643
Other current assets	24,079	—
Total	$5,618,900	$513,670

On January 15, 2024, the Company entered into a Purchase Agreement with iFREE Group Holdings Limited (“iFree”) to purchase up to 6,250 next generation TROLLEE™ smart retail carts (the “Units”), for a purchase price per Unit not to exceed $800. The Company paid iFree a deposit of $5 million for the Units, which is to be refunded to the Company if the Units are not delivered to the Company on or before June 30, 2024. iFree granted the Company a security interest in the Units until delivery to the Company. The units were not delivered by June 30, 2024. On September 11, 2024 the Company and iFree signed an agreement providing for the return of the Company’s downpayment by November 15, 2024, which is being extended to year end December 31, 2024. Upon the return of the Company’s downpayment the Purchase Agreement will terminate.

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Furniture and fixtures	$704,660	$683,763
Computer equipment	320,130	300,101
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,415,712	1,374,606
Less – Accumulated depreciation	(1,163,559)	(997,939)
Total property and equipment net	$252,153	$376,667

Total depreciation expense for the three months ended September 30, 2024 and 2023 totaled approximately $56,000 and $64,000, respectively.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Total depreciation expense for the nine months ended September 30, 2024 and 2023 totaled approximately $166,000 and $181,000, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Payroll and payroll related expenses	$769,793	$503,629
Rent expenses – related party	3,524,400	3,124,800
Legal expenses	833,333	325,000
Consulting expenses	80,917	268,684
CEO expenses	119,075	179,075
Other accrued expenses and current liabilities	922,005	340,307
Total accrued expenses and other current liabilities	$6,249,523	$4,741,495

6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the three and nine months ended September 30, 2024 and 2023:

September 30, 2024
Balance at December 31, 2023	$4,797,078
Foreign exchange transactions	16,156
Balance at March 31, 2024	4,813,234
Foreign exchange transaction	(20,085)
Balance at June 30, 2024	4,793,149
Foreign exchange transaction	283,642
Balance at September 30, 2024	$5,076,791

September 30, 2023
Balance at December 31, 2022	$4,576,572
Foreign exchange transaction	(18,790)
Balance at March 31, 2023	4,557,782
Foreign exchange transaction	235,329
Balance at June 30, 2023	4,811,901
Foreign exchange transaction	68,492
Balance at September 30, 2023	$4,626,274

Intangibles

Intangible assets consist of the following:

	As of September 30, 2024
	Amortization Period	Costs as of January 1, 2024	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	5-15 years	$7,332,227	$174,258	$-	$7,506,485	$(6,748,788)	$-	$757,697
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Other intellectual assts	5 years	969,278	-	-	969,278	(969,278)	-	-
Intangible assets, net		$13,317,199	$174,258	$-	$13,491,457	$(11,272,850)	$(1,460,910)	$757,697

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

	As of December 31, 2023
	Amortization	Costs as of January 1,			Ending	Accumulated	Accumulated	Net Book
	Period	2023	Additions	Disposals	Costs	Amortization	Impairment	Value
Patents	5-15 years	$7,220,776	$111,451	$-	$7,332,227	$(6,703,750)	$-	$628,477
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Other intellectual assts	5 years	969,278	-	-	969,278	(969,278)	-	-
Intangible assets, net		$13,205,748	$111,451	$-	$13,317,199	$(11,227,812)	$(1,460,910)	$628,477

Intangible assets primarily consist of patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the nine months ended September 30, 2024 and 2023, no events have occurred that required additional impairment of intangible assets.

Intangible asset amortization expense, for the three months ended September 30, 2024 and 2023 totaled approximately $11,000 and $534,000, respectively.

Intangible asset amortization expense, for the nine months ended September 30, 2024 and 2023 totaled approximately $39,000 and $553,000, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of September 30, 2024
Remainder of 2024	$13,447
2025	55,444
2026	55,444
2027	55,444
2028	55,444
Thereafter	522,474
$757,697

7 - DEBT

Total outstanding debt of the Company is comprised of the following, including convertible notes and other related party debt:

September 30, 2024	Principal	Debt Discount	Accrued Interest	Total
Revolving Loan Facility	$12,700,000	$—	$—	$12,700,000
Convertible note payable	1,450,000	(1,404,352)	—	45,648
Total	$14,150,000	$(1,404,352)	$—	$12,745,648

December 31, 2023	Principal	Debt Discount	Accrued Interest	Total
Revolving Loan Facility	$9,000,000	$—	$—	$9,000,000
Other related party debt (Note 11)	12,598,000	—	2,272,993	14,870,993
Total	$21,598,000	$—	$2,272,993	$23,870,993

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Revolving Loan Facility

In June 2021, the Company entered into a revolving loan agreement with First Republic Bank (“First Republic”), which was subsequently acquired by JPMorgan Chase, (the “Bank”) providing up to $14,000,000 of advances (the “2021 Revolving Loan Agreement”). The advances accrue interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. The Company was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, the Company issued common stock warrants to NLabs a significant shareholder of the Company (“NLabs”) in consideration for the CEO’s guaranteeing the advances. Refer to Note 11 – Related Party Transactions, Common Stock Warrants.

The original maturity date of the 2021 Revolving Loan Agreement was May 15, 2022, which has been mutually extended to May 15, 2025. In December 2023, the Company repaid $5,000,000 of the principal balance of the outstanding advances. During 2024, the Company drew $3.7 million on the revolving loan. Following consummation of the Business Combination, the Company and the Bank began discussions regarding transfer of the loan to the Bank’s commercial loan portfolio from the First Republic transferred loan portfolio. During the interim, the remaining undrawn amount of $2.3 million may not be borrowed by the Company until transfer.

Convertible Note Payable

On and around September 12, 2024, the Company, Legacy Veea, and NLabs Inc. entered into note purchase agreements (the “Note Purchase Agreements”) with certain accredited investors unaffiliated with Plum and Legacy Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15 million in purchase price for such September 2024 Notes in the aggregate. The sale of the September 2024 Notes (the “Financing Closing”) occurred simultaneously with the Closing of the Business Combination. The Company received $1.45 million in proceeds at the Financing Closing and a commitment from an Investor for the remaining unfunded amount of $13.55, which is to be funded on or prior to November 15, 2024, subsequently extended to December 15, 2024, of which the Company received $3 million to date. In addition to a September 2024 Note, each Investor received as a transfer from NLabs immediately prior to the Financing Closing a number of shares of Legacy Veea’s Series A-1 Preferred Stock that upon the Closing became a number of registered shares of Common Stock equal to such Investors’ loan amount under their respective notes divided by $7.50 (the “Transferred Shares”). As of September 30, 2024, 2,000,000 Transfer Shares were delivered to Investors. These Transfer Shares were recorded at fair value at the date of transfer of approximately $21.6 million and represent a substantial discount on the September 2024 Notes. As the Company has received $1.45 million of the total expected $15 million proceeds, a proportional amount ($19.5 million) of the substantial discount has been deferred and recorded as a deferred financing asset until the remaining debt proceeds are received.

The Company and Private Veea are co-borrowers under each September 2024 Note (together, the “Borrowers”) and are jointly responsible for the obligations to each Investor thereunder. Each September 2024 Note has a maturity date of 18 months after the Financing Closing but is prepayable in whole or in part by the Borrowers at any time without penalty. The outstanding obligations under each September 2024 Note accrues interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest is only payable upon the maturity date of the September 2024 Note as long as there is no event of default thereunder. Each September 2024 Note is unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes and the Note Purchase Agreements do not include any operational or financial covenants for the Borrowers. Each September 2024 Note includes customary events of default for failure to pay amounts due on the maturity date, for failure to otherwise comply with the Borrowers’ covenants thereunder or for Borrower insolvency events, in each case, with customary cure periods, and upon an event of default, the Investor may accelerate all obligations under its September 2024 Note and the Borrowers will be required to pay for the Investor’s reasonable out-of-pocket collection costs.

The outstanding obligations under each September 2024 Note are convertible in whole or in part into shares of Common Stock (the “Conversion Shares”) at a conversion price of $7.50 per share (subject to equitable adjustment for stock splits, stock dividends and the like with respect to the Common Stock after the Financing Closing) (the “Conversion Price”) at any time after the Financing Closing at the sole election of the Investor. The outstanding obligations under each September 2024 Note will automatically convert at the Conversion Price if (i) the Company or its subsidiaries consummate one or more additional financings for equity or equity-linked securities for at least $20 million in the aggregate or makes one or more significant acquisitions valued in the aggregate (based on the consideration provided by the Company and its subsidiaries) to be at least $20 million, (ii) the Investors holding a majority of the aggregate outstanding obligations under the September 2024 Notes expressly agree to convert all obligations under the September 2024 Notes or (iii) the Common Stock trades with an average daily VWAP of at least $10.00 (subject to equitable adjustment for stock splits, stock dividends and the like with respect to the Common Stock after the Financing Closing) for ten (10) consecutive trading days. The obligations under each September 2024 Note will also automatically convert in connection with a Brokerage Transfer, as described below.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

The September 2024 Notes and the Conversion Shares are subject to a lock-up for a period of 6 months after the Financing Closing (subject to early release for a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property, and subject to customary permitted transfer exceptions). The Transferred Shares are not be subject to any lock-up restrictions, but for a period of 6 months after the Closing they will be separately designated by SPAC’s transfer agent and kept as book entry shares on the transfer agent’s records and will not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provides such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note will automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares will be extended for an additional 6 months to 12 months after the Financing Closing.

The Company reviewed the conversion feature granted in the notes under ASC 815 and concluded that the conversion price was based on a variable (enterprise value) that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 and is therefore considered a conversion option liability that should be bifurcated from the debt host. As the fair value of the conversion option liability exceeded the net proceeds received, in accordance with ASC 470-20, the Company recorded the conversion option liability at fair value with the excess of the fair value over the net proceeds received recognized as a loss in earnings. See Note 13 “Fair Value Measurements” for further information.

8 – INVESTMENTS

The Company accounts for its private company investments without readily determinable fair values under the cost method. These investments, for which the Company is not able to exercise significant influence over any one individual investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investments would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. Any adjustments to the carrying values are recognized in other income, net in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2023, the Company performed the qualitative assessment for impairment of its investments. Based on this qualitative assessment, impairment indicators were present for one of its investments therefore the company performed an analysis to estimate its fair value and recognized an impairment loss of $174,000 due to a change in the fair value. As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s private company investments, including impairment, for the periods ended was $452,642 and $451,874, respectively, and was classified as Investments on the Company’s consolidated balance sheet as these investments did not have a stated contractual maturity date.

9 – STOCK INCENTIVE PLANS

In September 2014, the Company’s Board of Directors adopted the Max2 Inc. Equity Incentive Plan (“2014 Plan”). Upon adoption of the 2014 Plan, the aggregate number of shares of Common Stock reserved for awards under the Plan were 1,250,000.

In September 2018, the Company’s Board of Directors adopted the Veea Inc. 2018 Equity Incentive Plan (“2018 Plan”). Upon adoption of the 2018 Plan 4,900,000 shares of the Company’s common stock were reserved for the issuance of incentive awards. In January 2021, the 2018 Plan was amended to increase the total number of authorized shares reserved for issuance to 12,492,910.

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of Common Stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing plus the number of shares of common stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period.

The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of September 30, 2024, the Company has 3,568,676 awards remaining for issuance.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which become effective upon the Closing. An aggregate of 1,070,603 shares of the Company’s Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 3% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The first purchase period has not begun as of September 30, 2024. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the nine months ended September 30, 2024 and 2023, respectively, the weighted average estimated fair value using the Black-Scholes option pricing model was $1.49 and $0.46 per option, respectively.

Stock compensation expense related to the 2018 Plan common stock options for the three months ended September 30, 2024 and 2023 was $59,385 and $76,431, respectively and for the nine months ended September 30, 2024 and 2023 was $394,234 and $404,761 respectively, which is included in general and administrative in the Company’s consolidated statements of operations and comprehensive loss. Total unrecognized expense related to unvested options outstanding as of September 30, 2024 was $218,324 which will be recognized over a weighted average period of 1.70 years.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach.

The following assumptions are used in the Black-Scholes option-pricing model:

Risk-Free Interest Rate - The risk-free interest rate is based on the implied yield available on the date of grant on U.S. Treasury zero-coupon securities issued with a term that is equal to the option’s expected term at the grant date.

Expected Volatility - The Company estimates the volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.

Expected Term - The expected term represents the period over which options granted are expected to be outstanding using the simplified method, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term. The simplified method deems the term to be the average of the time-to-vesting and contractual life of the stock-based awards.

Dividend Yield - The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

10 – WARRANTS

As part of Plum’s initial public offering (“IPO”), Plum issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Plum completed the private sale of warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) where each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At September 30, 2024, there are 6,384,326 Public Warrants and 6,256,218 Private Placement Warrants outstanding.

The Public Warrants become exercisable at $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Business Combination, it will use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Common Stock until the warrants expire or are redeemed, as specified in the warrant agreement, provided that if the shares of Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Common Stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the warrants, multiplied by the excess of the “fair market value” (as defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the shares of Common Stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the shares of Common Stock underlying such Warrant.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Redemption of Warrants When the Price per Share of Common Stock Equals or Exceeds $18.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of our Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Share of Common Stock Equals or Exceeds $10.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” (as defined above) of our Common Stock;

●	if, and only if, the closing price of our Common Stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The Private Placement Warrants were initially issued in the same form as the Public Warrants with the exception that the Private Warrants: (i) would not be redeemable by the Company and (ii) may be exercised for cash or on a cashless baseless so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Public Warrants were initially classified as a derivative liability instrument. Upon the closing of the Business Combination, the Public Warrants in accordance with the guidance contained in ASC 815 are no longer precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The Company continues to recognize the Private Placement Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations at each reporting period until they are exercised. As of September 30, 2024, the Private Placement Warrants are presented within warrants on the condensed consolidated balance sheet.

Legacy Veea Warrants

Upon the closing of the Business Combination the Company’s equity-classified Common stock warrants were recasted and fully exercised.

Upon the closing of the Business Combination the Company’s equity-classified Preferred stock warrants were recasted and adjusted for the anti-dilutive shares leaving the Company with 79,654 shares in the money. The Public Warrants were initially classified as a derivative liability instrument

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

11 – RELATED PARTY TRANSACTIONS

Lease Arrangements

On March 1, 2014, the Company entered into a sublease agreement with NLabs Inc., an affiliate of the CEO and that holds approximately 38.5% of the Company’s outstanding capital stock (“NLabs”) for office space for an initial term of 5 years. In 2018, the Company renewed the sublease for an additional 5-year term with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024 and was subsequently extended to December 31, 2024.

In February 2024, the Lease Agreement was extended. The Company accrues rent for the office space. The Company recognized rent expense of $61,200 and $61,200 in the three months ended September 30, 2024 and 2023, respectively, and $183,600 and $184,925 in the nine months ended September 30, 2024 and 2023, respectively, all of which is classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Accrued and unpaid rent expense included in the Company’s consolidated balance sheet was $1,652,400 and $1,468,800, as of September 30, 2024 and December 31, 2023, respectively.

In April 2017 the Company entered into a lease agreement with 83rd Street LLC to lease office space for an initial term of 2 years. In 2018, the Company renewed the lease for an additional 5-year term, with all other terms and conditions of the lease remaining the same. The renewal term expires February 28, 2024 and was subsequently extended to December 31, 2024. The sole member of 83rd Street is the Salmasi 2004 Trust (the “Trust”). As of December 31, 2023, the Trust holds approximately 15% of the Company’s outstanding capital stock. The Company’s CEO is the grantor of the Trust. The Company accrues rent for the office space. The Company recognized rent expense of $72,000 and $72,000 in the three months ended September 30, 2024 and 2023, respectively, and $216,000 and $184,925 in the nine months ended September 30, 2024 and 2023, respectively, all of which is classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Accrued and unpaid rent expense included in the Company’s consolidated balance sheet was $1,872,000 and $1,656,000, as of September 30, 2024 and December 31, 2023, respectively.

Related Party Debt

In 2021 and 2022, NLabs made loans to the Company evidenced by promissory notes aggregating $9,500,000 (the “Bridge Notes”). The Bridge Notes bear interest on the outstanding principal at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest are payable on the maturity date of the Notes. The original maturity date of the Bridge Notes was December 31, 2022, which was extended to December 31, 2023 and has been subsequently extended to September 30, 2024. The Company accounted for the extension as a modification of the Bridge Notes. The unpaid principal amount and accrued unpaid interest on the Bridge Notes are due and payable upon the date of the first to occur of: (i) the maturity date and (ii) the consummation of a debt or equity financing transaction with an unrelated third party. Interest expense for the three months ended September 30, 2024 and 2023 was $195,155 and $237,500, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $670,155 and $762,500, respectively.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

In 2022 and 2023, NLabs made loans to the Company evidenced by promissory notes in the aggregate principal amount of $3,098,000 (the “Promissory Notes” and collectively with the Bridge Notes, the “Related Party Notes”). The Demand Notes bear interest on the outstanding principal amount at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and interest on the Promissory Notes is repayable upon the earlier of demand and December 31, 2023. The Demand Notes remained outstanding as of December 31, 2023 and subsequently extended to September 30, 2024. Interest expense for the three months ended September 30, 2024 and 2023 was $63,709 and $78,087, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $198,698 and $212,201, respectively.

At the Closing, the Related Party Notes were converted into shares of Common Stock at the Closing at a price of $5.00 per share of Common Stock, which shares were not considered Existing Veea Shares and were in addition to the shares of Common Stock issued to holders of Existing Veea Shares. See Note 4 “Recapitalization” for further information regarding the conversion of the Related Party Notes.

CEO Expenses

The Company incurred expenses relating to ordinary course travel expenses of the Company’s Chief Executive Officer and founder (“CEO”) for travel made by the CEO on behalf of the Company. As of September 30, 2024 and December 31, 2023, the Company had accrued expenses reimbursable to the CEO in the aggregate amount of $119,075 and $179,075, respectively. During the nine months ended June 30, 2024, the Company paid the CEO $150,000 in reimbursement of these expenses. The Company records the expenses as accrued expenses in the Company’s consolidated balance sheet.

12 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of June 30, 2024, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

Leases

The Company leases office space in the U.S., including office space from related parties as disclosed in Note 11 - Related Party Transactions. These leases expire at various dates through 2025. Under the terms of the various lease agreements, the Company may bear certain costs such as maintenance, insurance and taxes. Lease agreements may provide for increasing rental payments at fixed intervals. The Company’s CEO has guaranteed the obligations under the office space leased in New Jersey. The Company also leases offices in the United Kingdom and France, under short-term arrangements of twelve months or less.

	Nine Months ended September 30,
	2024	2023
Lease cost:
Operating lease costs
Other than related parties	$269,915	$265,664
Related parties	391,399	361,713
Total	661,314	627,377

Short-term lease cost
Other than related parties	30,817	134,206
Related parties	-	-
Total	30,817	134,206

Variable lease cost
Other than related parties	9,893	28,325
Related parties	-	-
Total	9,893	28,325

Total lease cost	$702,024	$789,908

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

	Nine Months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating lease costs
Other than related parties	$269,915	$265,664
Related parties	-	129,955
Total	$269,915	$395,619

Weight-average remaining lease term-operating leases
Other than related parties	0.6 years	1.2 years
Related Parties	- years	0.3 years
Aggregate	0.6 years	1.2 years

Weight-average discount rate-operating leases
Other than related parties	1.79%	1.79%
Related Parties	N/A	10.00%
Aggregate	1.79%	4.01%

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the net present value of its lease payments, the Company used an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date, lease modification date, or the date of adoption of ASC 842. As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Year	Other than related parties	Related Parties	Total
Remainder of 2024	$120,434	$-	$120,434
2025	121,851	-	121,851
Total lease payments	242,285	-	242,285
Less: imputed interest	(30,940)	-	(30,940)
Present values of lease liabilities	$211,345	$-	$211,345

Operating lease liabilities current	211,345	-	211,345
Operating lease liabilities noncurrent	-	-	-
	$211,345	$-	$211,345

Warranties

The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company’s standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, current period product shipments and product failure rates. Warranty terms are generally limited to twelve months.

Indemnifications

In the normal course of business, the Company has indemnification obligations to other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. The Company has agreed to indemnify against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time or circumstances within which an indemnification claim can be made and the amount of the claim.

It is not possible to determine the maximum potential amount for claims made under the indemnification obligations due to uncertainties in the litigation process, coordination with and contributions by other parties and the defendants in these types of cases, and the unique facts and circumstances involved in each particular case and agreement. To date, the Company has made no indemnity payments. In addition, the Company has entered into indemnification agreements with its officers and directors, and its Amended and Restated Bylaws contain similar indemnification obligations to its agents.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

Other Commitments

In connection with the Business Combination transaction, Veea agreed to pay certain legal expenses contingent upon the closing of the Business Combination. As of September 30, 2024, the amount of the deferred fees totaled approximately $1,750,000.

13 – FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. For the three and nine months ended September 30, 2024, there were no transfers amongst level 1, 2, and 3 values during the period.

The conversion feature of the Convertible Promissory Notes is measured at fair value using a Monte Carlo model that fair values the conversion option.

The following table presents fair value information as of September 30, 2024 and December 31, 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Money Market Funds	$2,750	$2,750	$—	$—
Liabilities
Private warrant liability	1,261,492	—	1,261,492	—
Convertible note option liability	293,866	—	—	293,866
Earn out share liability	28,850,000	—	—	28,850,000
Total	$30,408,108	$2.750	$1,261,492	$29,143,866

Convertible Note Option liability

The Company established the initial fair value for the Convertible Note Option liability as of September 13, 2024, which was the date the Convertible Note was executed. On September 30, 2024, the fair value was remeasured using an option pricing model. The option pricing model was used to value the Convertible Note Option Liability for the initial periods and subsequent measurement periods.

The Convertible Note Option liability was classified within Level 3 of the fair value hierarchy at the initial measurement dates and as of September 13, 2024 and September 30, 2024 due to the use of unobservable inputs. The key inputs into the option pricing model for the Convertible Note Option Liability were as follows at September 13, 2024 initial value, and at September 30, 2024:

	September 30, 2024	September 13, 2024
Stock Price	$6.50	$12.00
Expected term (years)	1.45	1.5
Volatility	75.0%	70.0%
Risk-Free Rate	3.82%	3.79%
Interest rate	6.96%	7.33%

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

Three and nine months ended September 30, 2024
Balance, beginning of period	$-
Initial value, September 13, 2024	900,933
Change in fair value	(607,067)
Balance, end of period	$293,866

Earn-out Share Liability

Following the closing of the Business Combination, holders of certain capital stock of Legacy Veea immediately prior to the closing will have the contingent right to receive up to 4.5 million additional shares of the Company’s Common Stock if certain trading-price based milestones of the Company’s common stock are achieved or a change of control transaction occurs during the ten-year period following the Closing. The Company’s obligation to issue the earn out shares is recorded as a contingent liability (the “Earn-Out Share Liability”) in the Company’s financial statements. The initial value of the contingent earn-out share liability of $53.6 million is recorded as a transaction cost within operating expenses for the three and nine months ended September 30, 2024. The fair value of the Earn-out Share Liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility, the price of the Common Stock and current interest rates. A significant driver of the value of the Earn-out Share Liabilities at the close of the Business Combination was our closing stock price on September 13, 2024 which was $12.00.

The following table presents the changes in fair value of the earn-out liabilities:

For the three and nine months September 30, 2024
Liability at January 1, 2024	$-
Initial value, September 13, 2024	53,600,000
Change in fair value	(24,750,000)
Balance as of September 30, 2024	$28,850,000

The key inputs for the Earn-out Share Liability were as follows at September 13, 2024 initial value, and at September 30, 2024:

	September 30, 2024	September 13, 2024
Stock Price	$6.50	$12.00
Expected term (years)	10	10
Volatility	75.0%	70.0%
Risk-Free Rate	3.81%	3.66%

14 – EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months ended September 30,
	2024	2023
Numerator:
Net loss	$(46,620,619)	$(9,409,208)

Denominator:
Weighted-average common shares outstanding – basic and diluted	20,217,081	16,065,664
Earnings per share – basic and diluted:
Net loss	$(2.31)	$(0.59)

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months ended September 30,
	2024	2023
Numerator:
Net loss	$(33,323,555)	$1,961,799

Denominator:
Weighted-average common shares outstanding - basic	22,292,374	16,427,124
Earnings per share - basic:
Net income (loss)	$(1.49)	$0.12

	Three Months ended September 30,
	2024	2023
Numerator:
Net loss	$(33,323,555)	$1,961,799

Denominator:
Weighted-average common shares outstanding - diluted	22,292,374	16,427,124
Earnings per share - diluted:
Net income (loss)	$(1.49)	$0.12

15 – SEGMENTATION

As described in Note 3, the Company operates as one reportable segment - sale of smart computing hubs and related subscriptions and licenses.

Major Customers

For the three months ended September 30, 2024 two customers accounted for 10% and 50% of the Company’s revenue. For the nine months ended September 30, 2024 one customer accounted for 26% of the Company’s revenue. For the three and nine months ended September 30, 2023, one customer accounted for approximately 99% of the Company’s revenue.

Long-lived Assets

The majority of the Company’s assets as of September 30, 2024 and December 31, 2023 were attributable to its U.S. operations. The Company’s long-lived assets are based on the physical location of the assets.

The following table presents the Company’s long-lived assets, which consist of property and equipment, net, operating lease right-of-use assets and intangible assets information for geographic areas:

	As of September 30,	As of December 31,
	2024	2023
Long-Lived Assets
United States
ROU Asset	$204,915	$545,411
PP&E, net	217,995	339,936
Goodwill	5,076,791	4,797,078
Intangible Assets, net	757,697	628,477
Total	$6,257,398	$6,310,902

Rest of World
PP&E, net	34,158	36,731
Intangible Assets, net	-	-
Total	$34,158	$36,731
Total long-lived assets	$6,291,556	$6,347,633

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024 and 2023

16 – EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the nine months ended September 30, 2024 and December 31, 2023 totaled $116,879 and $80,234, respectively.

17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2024, the date of these financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the nine months ended September 30, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below.

Equity Line of Credit

On November 15, 2024, the Company and White Lion Capital, LLC (“White Lion”) signed a term sheet providing for the issuance by the Company to White Lion of up to $25 million of shares of the Company’s common stock. The Company anticipates closing the transactions contemplated by the term sheet on or about November 20, 2024. At the closing, the Company and White Lion will enter into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “White Lion Registration Rights Agreement”). Pursuant to the Common Stock Purchase Agreement, the Company, has the right to sell to White Lion up to the lesser of (i) 25,000,000 shares of common stock (“ELOC Shares) and (ii) the Purchase Notice Limit (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. As of the Issuance Date, the Company has not filed a Registration Statement on Form S-1 registering the resale of the ELOC Shares. The Company expects to utilize proceeds from the Common Stock Purchase Agreement for working capital and other general corporate purposes. Subject to the terms of the Common Stock Purchase Agreement, the Company will have the right from time to time at its sole discretion until the 24th month following signing of the Common Stock Purchase Agreement, to direct White Lion to purchase up to a specified maximum number of shares of common stock as set forth in the Common Stock Purchase Agreement by delivering written notice to White Lion prior to the commencement of trading on any trading day. The Company will control the timing and amount of any sales of the common stock to White Lion. Actual sales of shares to White Lion under the Common Stock Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, and the trading price of the common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Veea should be read together with our audited consolidated financial statements and unaudited consolidated condensed financial statements. In addition to historical information, the following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” Certain amounts may not foot due to rounding, and all figures presented are in thousands.

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Veea Inc. following the closing of the consummation of the business combination among Veea Inc. (“Legacy Veea”), Plum Acquisition Corp. I (“Plum”) and Plum SPAC Merger Sub, Inc. (the “Business Combination”), the term “Legacy Veea” refers to Veea Inc. prior to the closing of the Business Combination and the term “Private Veea” refers to VeeaSystems Inc. after the closing of the Business Combination.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions, whether or not identified in this Quarterly Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about the ability of the Company to:

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	risks related to its current growth strategy and the Company’s ability to generate revenue and become profitable;

●	market acceptance of its platform and products;

●	the length and unpredictable nature of its sales cycles;

●	Veea’s reliance on distribution and partnering arrangements and third-party manufacturers;

●	cybersecurity incidents, security vulnerabilities, and real or perceived errors, failures, defects, or bugs in its platforms or products;

●	the ability to maintain the listing of our Common Stock and the warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	our public securities’ potential liquidity and trading;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably and retain its key employees;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the completion of the Business Combination, and our ability to attract and retain key personnel;

●	macroeconomic conditions; and

●	each of the other factors detailed under the section entitled “Risk Factors.”

Forward-looking statements are provided for illustrative purposes only and are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the factors discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report and as disclosed on the Form S-4/A filed with the SEC on May 13, 2024, could affect the future results of the Company, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report.

In addition, the risks described under the heading “Risk Factors” in this Quarterly Report are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect the businesses, financial conditions, or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, this Quarterly Report contains statements of belief and similar statements that reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements

Company Overview

The Company is a provider of edge computing and communications devices (i.e., “VeeaHub” devices), applications and services hosted on its edge Platform-as-a-Service (“ePaaS”). Veea Edge Platform ePaaS is an end-to-end platform that is both locally- and cloud-managed. VeeaHub® products are converged computing and communications (i.e., hyperconverged) indoor and outdoor devices, about the size of a Wi-Fi Access Point (AP), that provide for networking and computing solutions for AI-assisted applications and solutions at the edge where people, places, and things connect to the network.

Veea Edge Platform provides for highly secure connectivity, computing, and IoT solutions through full stack platform for digital transformation of industries as well as unserved or underserved communities that lack Internet connectivity and essential applications and services. It further enables the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. We have redefined and simplified edge computing and connectivity with Veea Edge Platform, easily deployable products that fully integrate hardware, system software, technologies, and edge applications. We are demonstrating, globally, that the Platform enables our partners and customers to champion digital transformations in multiple vertical markets.

Through our innovative Veea Edge Platform, we have created a new product category that brings cloud capabilities close to the user, as an alternative to cloud computing, with benefits in optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, “always-on” availability at the edge for mission critical applications, and contextual awareness for people, devices and things connected to the Internet. The Company was recognized in 2023 by Gartner for the innovativeness and capabilities of our Veea Edge Platfom and was named a Leading Smart Edge Platform in 2023 and a Cool Vendor in Edge Computing in 2021. Veea was named in Market Reports World’s its research report published in October 2023 as one of the top 10 Edge AI solution providers alongside of IBM, Microsoft, Amazon Web Services (“AWS”) among others.

Veea earns revenue primarily from the sale of its VeeaHub® devices, licenses and subscriptions. Veea incurred net losses of approximately $33.3 million and $46.4 million for the three and nine months ended September 30, 2024, respectively; net income and losses of approximately $2.0 million and $9.4 million for the three and nine months ended September 30, 2023, respectively.

Veea generated net revenue of approximately $51,000 and $108,000 for the three and nine months ended September 30, 2024, respectively, approximately $9,000 and $40,000 for the three and nine months ended September 30, 2023, respectively. Other than revenue generated from the license of AdEdge™ in 2023, revenue has been immaterial for all periods presented and represented revenue earned from paid pilots for our VeeaHub® devices.

Veea was founded in 2014 by Allen Salmasi, our Chief Executive Officer and a pioneering wireless technology leader. Mr. Salmasi helped to drive industry transformation through his contributions to the development of CDMA/TDMA-based OmniTRACS, the largest mobile satellite messaging and position reporting system with integrated IoT solutions during the 1980s and in the 1990s; 2G/3G technology and products at Qualcomm in 1990s; 4G technology and products at NextWave during the 2000s, and hyper-converged edge computing and communications during the 2010s; and beyond with Veea. At Veea, Mr. Salmasi has assembled a talented and experienced management and engineering team that includes former senior executives of leading technology, telecom, SaaS, and wireless companies that possess a deep understanding of wireless technologies, mesh networking and edge computing.

Recent Developments

Business Combination

On September 13, 2024 Plum Acquisition Corp. I. (“Plum”) (NASDAQ: PLMI), a special purpose acquisition company, Legacy Veea consummated its previously announced Business Combination. In connection with the consummation of the Business Combination (the “Closing”) (i) Plum de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”), and (ii) the merger (the “Merger”) of Plum Merger Sub with and into the Legacy Veea was completed and the separate corporate existence of Plum Merger Sub ceased, with Legacy Veea as the surviving corporation becoming a wholly owned subsidiary of Plum. Following the Closing, Plum changed its name from “Plum Acquisition Corp. I” to “Veea Inc.” and Legacy Veea changed its name from “Veea Inc.” to “VeeaSystems Inc.”

The Business Combination was accounted for as a “reverse recapitalization,” with no goodwill or other intangible assets recorded, in accordance with GAAP. A reverse recapitalization did not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Veea in many respects.

Under this method of accounting, Plum was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Legacy Veea was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Legacy Veea (i.e., a capital transaction involving the issuance of stock by Plum for the stock of Legacy Veea). Accordingly, the consolidated assets, liabilities and results of operations of Legacy Veea became the historical financial statements of the combined company, and Plum’s assets, liabilities and results of operations were consolidated with the Company’s beginning on the acquisition date. Operations prior to the Business Combination were presented as those of Legacy Veea in future reports. The net assets of Legacy Veea were recognized at carrying value, with no goodwill or other intangible assets recorded.

Private Placements

Simultaneously with the closing of the Business Combination, the Company and Private Veea issued convertible notes under note purchase agreements (the “Note Purchase Agreements”) with certain accredited investors unaffiliated with Plum and Legacy Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory note with a commitment from a convertible note purchaser for the remaining unfunded amount of $13.55, which is to be funded on or prior to November 15, 2024, subsequently extended to December 15, 2024. In addition to a September 2024 Note, each Investor received as a transfer from NLabs immediately prior to the Financing Closing a number of shares of Legacy Veea Series A-1 Preferred Stock that upon the Closing became a number of registered shares of Common Stock equal to such Investors’ loan amount under their respective notes divided by $7.50 (the “Transferred Shares”).

The Company and Private Veea are co-borrowers under each September 2024 Note (together, the “Borrowers”) and are jointly responsible for the obligations to each Investor thereunder. Each September 2024 Note has a maturity date of 18 months after the Financing Closing but is prepayable in whole or in part by the Borrowers at any time without penalty. The outstanding obligations under each September 2024 Note accrues interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest is only payable upon the maturity date of the September 2024 Note as long as there is no event of default thereunder. Each September 2024 Note is unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes and the Note Purchase Agreements do not include any operational or financial covenants for the Borrowers. Each September 2024 Note includes customary events of default for failure to pay amounts due on the maturity date, for failure to otherwise comply with the Borrowers’ covenants thereunder or for Borrower insolvency events, in each case, with customary cure periods, and upon an event of default, the Investor may accelerate all obligations under its September 2024 Note and the Borrowers will be required to pay for the Investor’s reasonable out-of-pocket collection costs.

The outstanding obligations under each September 2024 Note are convertible in whole or in part into shares of Common Stock (the “Conversion Shares”) at a conversion price of $7.50 per share (subject to equitable adjustment for stock splits, stock dividends and the like with respect to the Common Stock after the Financing Closing) (the “Conversion Price”) at any time after the Financing Closing at the sole election of the Investor. The outstanding obligations under each September 2024 Note will automatically convert at the Conversion Price if (i) the Company or its subsidiaries consummate one or more additional financings for equity or equity-linked securities for at least $20 million in the aggregate or makes one or more significant acquisitions valued in the aggregate (based on the consideration provided by the Company and its subsidiaries) to be at least $20 million, (ii) the Investors holding a majority of the aggregate outstanding obligations under the September 2024 Notes expressly agree to convert all obligations under the September 2024 Notes or (iii) the Common Stock trades with an average daily VWAP of at least $10.00 (subject to equitable adjustment for stock splits, stock dividends and the like with respect to the Common Stock after the Financing Closing) for ten (10) consecutive trading days. The obligations under each September 2024 Note will also automatically convert in connection with a Brokerage Transfer, as described below.

The September 2024 Notes and the Conversion Shares are subject to a lock-up for a period of 6 months after the Financing Closing (subject to early release for a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property, and subject to customary permitted transfer exceptions). The Transferred Shares are not be subject to any lock-up restrictions, but for a period of 6 months after the Closing they will be separately designated by SPAC’s transfer agent and kept as book entry shares on the transfer agent’s records and will not be eligible to be held by Depository Trust Company (“DTC”) without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provides such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note will automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares will be extended for an additional 6 months to 12 months after the Financing Closing.

The Note Purchase Agreements include customary registration rights.

Equity Line of Credit

On November 15, 2024, the Company and White Lion Capital, LLC (“White Lion”) signed a term sheet providing for the issuance by the Company to White Lion of up to $25 million of shares of the Company’s common stock. The Company anticipates closing the transactions contemplated by the term sheet on or about November 20, 2004. At the closing, the Company and White Lion will enter into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “White Lion Registration Rights Agreement”). Pursuant to the Common Stock Purchase Agreement, the Company has the right to sell to White Lion up to the lesser of (i) 25,000,000 shares of common stock (“ELOC Shares) and (ii) the Purchase Notice Limit (as defined in the Common Stock Purchase Agreement), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. As of the Issuance Date, the Company has not filed a Registration Statement on Form S-1 registering the resale of the ELOC Shares. The Company expects to utilize proceeds from the Common Stock Purchase Agreement for working capital and other general corporate purposes. Subject to the terms of the Common Stock Purchase Agreement, the Company will have the right from time to time at its sole discretion until the 24th month following signing of the Common Stock Purchase Agreement, to direct White Lion to purchase up to a specified maximum number of shares of common stock as set forth in the Common Stock Purchase Agreement by delivering written notice to White Lion prior to the commencement of trading on any trading day. The Company will control the timing and amount of any sales of the common stock to White Lion. Actual sales of shares to White Lion under the Common Stock Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, and the trading price of the common stock.

Components of Results of Operations

Revenue, net

The Company recognizes revenue based on the satisfaction of distinct obligations to transfer goods and services to customers. The Company generates revenue from hardware sales and the sale of licenses and subscriptions. The Company applies a five-step approach as defined in ASC 606, Revenue from Contracts with Customers, in determining the amount and timing of revenue to be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a corresponding performance obligation is satisfied. Most contracts with customers are to provide distinct products or services within a single contract. However, if a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling price.

For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations. Revenue for licenses delivered under a subscription model having terms between one and twelve-months are recognized over-time. Subscription revenue is generated through sales of monthly subscriptions. Customers pay in advance for the licenses and subscriptions. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of finished goods, components purchased for manufacturing and freight. Cost of goods sold also includes third-party vendor costs related to cloud hosting fees.

Operating Expenses

We classify our operating expenses into the following categories:

●	Product development expenses. Product development expenses primarily consist of employee compensation, employee benefits, stock-based compensation related to technology developers and product management employees, as well as fees paid for outside services and materials.

●	Sales and marketing expenses. Sales and marketing expenses consist of compensation and other employee-related costs for personnel engaged in selling, marketing and sales support functions. Selling expenses also include marketing and the costs associated with customer evaluations. The Company does not currently incur advertising costs.

●	General and administrative expenses. General and administrative expenses consist of compensation expense (including stock-based compensation expense) for employees and executive management, and expenses associated with finance, tax, and human resources. General and administrative expenses also includes transaction costs, expenses associated with facilities, information technology, external professional services, legal costs and settlement of legal claims and other administrative expenses.

●	Depreciation and amortization: Depreciation and amortization expense consists of depreciation of Veea’s property and equipment and amortization of Veea’s patents and other intellectual property.

●	Impairment: Impairment consists of impairment charges related to our in-process research and development (“IPR&D”)

Results of Operations

The following tables set forth the results of our operations for the periods presented, as well as the changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the three months ended September 30, 2024 compared to year ended September 30, 2023

The following table sets forth Veea’s unaudited statements of operations data for the three and nine months ended September 30, 2024 and 2023, respectively. Veea has prepared the three and nine-month data on a consistent basis with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included in the Form S-4/A filed with the SEC on May 13, 2024. In the opinion of Veea’s management, the unaudited three- and nine-month financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	For the Three Months Ended		$	%
	September 30, 2024	September 30, 2023	Change

Revenues, net	$50,683	$9,009,254	$(8,958,571)	(99)%
Cost of Goods Sold	14,997	24,307	(9,310)	(38)%
Gross profit	35,686	8,984,947	(8,949,261)	(100)%

Operating Expenses:
Product development	356,761	185,764	170,997	92%
Sales and marketing	80,937	137,943	(57,006)	(41)%
General and administrative	1,989,095	5,232,482	(3,243,387)	(62)%
Transaction costs including those incurred with contingent earn-out share liability	55,038,544	-	55,038,544	100%
Depreciation and amortization	67,730	75,318	(7,588)	(10)%
Total operating expenses	57,533,067	5,631,507	51,901,560	922%
Income (loss) from operations	(57,497,381)	3,353,440	(60,850,821)	(1,815)%

Other Income and (Expense):
Other income, net	8,739	397,976	(389,237)	(98)%
Income tax benefit	1,251,243	-	1,251,243	100%
Loss on initial issuance of convertible note	(1,770,933)	-	(1,770,933)	100%
Change in fair value of conversion option liability	607,067	-	607,067	100%
Change in fair value of warrant liabilities	(220,373)	-	(220,373)	100%
Change in fair value of earn our share liability	24,750,000	-	24,750,000	100%
Other expense	(36)	-	(36)	IMM
Interest expense	(451,881)	(1,789,617)	1,337,736	(75)%
Total other income and expense	24,173,826	(1,391,641)	25,565,467	(1,837)%
Net income (loss)	$(33,323,555)	$1,961,799	$(35,285,354)	(1,799)%

For the nine months ended September 30, 2024 compared to year ended September 30, 2023

	For the Nine Months Ended		$	%
	September 30, 2024	September 30, 2023	Change

Revenues, net	$108,264	$9,040,359	$(8,932,095)	(99)%
Cost of Goods Sold	57,687	47,163	10,524	22%
Gross profit	50,577	8,993,196	(8,942,619)	(99)%

Operating Expenses:
Product development	1,152,930	676,603	476,327	70%
Sales and marketing	459,341	299,130	160,211	54%
General and administrative	13,091,503	12,493,928	597,575	5%
Transaction costs including those incurred with contingent earn-out share liability	55,038,544	-	55,038,544	100%
Depreciation and amortization	205,111	734,306	(529,195)	(72)%
Total operating expenses	69,748,921	14,203,967	55,544,954	392%
Loss from operations	(69,698,344)	(5,210,771)	(64,487,573)	1,241%

Other Income and (Expense):
Other income, net	21,398	242,461	(221,063)	(91)%
Income tax benefit	1,251,243	-	1,251,243	100
Loss on initial issuance of convertible note	(1,770,933)	-	(1,770,933)	100%
Change in fair value of conversion option liability	607,067	-	607,067	100%
Change in fair value of warrant liabilities	(220,373)	-	(220,373)	100%
Change in fair value of earn our share liability	24,750,000	-	24,750,000	100%
Other expense	(9,346)	(15,134)	5,788	(38)%
Interest expense	(1,352,823)	(4,425,764)	3,072,941	(69)%
Total other income and expense	23,276,233	(4,198,437)	27,474,670	(654)%
Net income (loss)	$(46,620,619)	$(9,409,208)	$(37,211,411)	395%

Revenue, net

The Company generated revenue of $50,683 and $9,009,254 for the three months ended September 30, 2024 and 2023, respectively. The Company generated revenue of $108,264 and $9,040,359 for the nine months ended September 30, 2024 and 2023, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices. The decrease was due to $9 million income recognized in connection with the license of AdEdge™ in 2023.

Our focus over the past several years has been on field testing and refining our product to meet customer needs as well as market developments. As a result of these efforts, we expect revenue to grow over the next several quarters through the sales of our hardware, licenses and subscriptions. We are especially focused in four principal market opportunities: 1) Digital Equity and Inclusion, 2) Energy and Sustainability solutions for Smart Buildings and Climate Smart Agriculture, 3) Convergence of Fixed, Wireless, and 5G Networks, and 4) Smart Retail and Smart Warehouses.

Cost of Goods Sold

Cost of goods sold decreased by approximately $9,310, or 38%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Cost of goods sold increased by $10,524, or 22%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is immaterial as it is related to the costs incurred to generate our revenue earned from paid pilots for our VeeaHub® devices.

Product Development Expense

Product development expense increased by $170,997, or 92%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Product development expense increased by $476,327, or 70%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in product development expenses was due to increased internal development and additional costs incurred by outside contractors related to products manufactured during the period.

Sales and Marketing Expense

Sales and marketing expense decreased by $57,006, or 41%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Sales and marketing expense increased by $160,211, or 54%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. In the third quarter, management had reduced efforts in marketing as the focus was on the Business Combination completion. The year-to-date increase was due primarily to an increase in customer evaluations and fees paid to third-party marketing firm during the period.

General and Administrative Expense

General and administrative expense decreased by $3.2 million, or 62%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. General and administrative expense increased by $0.6 million, or 5%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease for the quarter is primarily related to the foreign exchange gain of $1.8 million for the three months ended, as well as a reclassification of $1.4 million of transaction related expenses out of G&A in the period the Business Combination occurred. The year-to-date overall increase was primarily due to an increase in net foreign exchange losses, as well as an increase in professional and consulting fees relating to the Business Combination.

Transaction costs including those incurred with contingent earn-out liability

Following the closing of the Business Combination, holders of certain capital stock of Legacy Veea immediately prior to the closing will have the contingent right to receive up to 4.5 million additional shares of the Company’s common stock if certain trading-price based milestones of the Company’s common stock are achieved or a change of control transaction occurs during the ten-year period following the Closing. The initial value of the contingent earn-out share liability of $53.6 million for the three and nine months ended September 30, 2024 is recorded as a transaction cost within operating expenses. The fair value of the earn-out liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility, the price of the Common Stock and current interest rates. A significant driver of the value of the earn-out at the close of the Business Combination was our closing stock price on September 13, 2024 which was $12.00. Additionally, the Company incurred approximately $1.4 million of professional fees relating to the Business Combination.

Depreciation and Amortization

Depreciation and amortization decreased by $7,588, or 10%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Depreciation and amortization decreased by $529,195, or 72%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was due to certain intangibles reaching the end of their useful lives.

Other income, net

Other income, net relates to immaterial non-operating transactions incurred during the period. These amounts were immaterial for the three and nine months ended September 30, 2024 and 2023.

UK R&D Tax Credit

The increase is related to the receipt of an R&D tax credit of $1.2 million received by the Company’s UK subsidiary.

Loss on initial issuance of convertible note

The loss on initial measurement of the convertible note was $1,770,993 for the three and nine months ended September 30, 2024. The Convertible Note Payable was entered into in September 2024.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities comprised of the fair value adjustment to the conversion option, Private Warrants, and earn-out shares at balance sheet date. The gain on the change in fair value of conversion note option liability was $797,500 for the three and nine months ended September 30, 2024 was determined using a Black-Scholes option pricing model. The loss of the change in fair value of warrant liabilities was $220,373 for the three and nine months ended September 30, 2024 was determined based on the trading value of the public warrants. The loss on the change in fair value of earn out share liability was $24.8 million for the three and nine months ended September 30, 2024 was determined using a Monte Carlo simulation. A significant driver of the value of the earn-out at the close of the Business Combination was our closing stock price on September 30, 2024 which was $6.50. These derivative instruments were entered into in September 2024 related to the Business Combination.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the three and nine months ended September 30, 2024 and 2023.

Interest expense

Interest expense decreased by $1.3 million, or 75%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest expense decreased by $3.1 million, or 69%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was due to loans coming to term or being converted into equity.

Liquidity and Capital Resources

To date, we have financed our operations primarily through private placements of equity securities and debt to. We plan to fund our operations and capital funding needs through a combination of private and public equity and debt offerings, or a combination thereof. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $216.9 million and $170.3 million, respectively.

As of September 30, 2024 and December 31, 2023, we had cash of $2.8 million and $6.0 million, respectively. As of September 30, 2024, we had $14.15 million outstanding debt, of which approximately $1.45 million was outstanding under the Note Purchase Agreement and $12.7 million was outstanding under our working capital facility.

During the nine months ended September 30, 2024 and 2023, the Company has incurred net losses of $46.6 million and $9.4 million, respectively, and had an accumulated deficit of $216.9 million as of September 30, 2024. The Company expects to continue to incur net losses as it continues to grow and scale its business. Historically, the Company’s activities have been financed through private placements, of equity securities and debt to related parties.

At the Closing of the Business Combination, the Company converted approximately $16 million of related party debt to equity concurrently; and received $1.45 million in proceeds from the issuance of its convertible promissory note with a commitment from an Investor for the remaining unfunded amount of approximately $13.6 million, which is to be funded on or prior to November 15, 2024, subsequently extended to December 15, 2024. Following the Closing, the Company received approximately $1.1 million of proceeds from Plum’s trust account and received a cash tax refund approximately $1.2 million in respect to the Company’s UK subsidiary’s R&D activities. Taking into account the cash proceeds received to date, the anticipated funding of the remaining convertible note commitment, the proceeds receivable under the $25 million Equity Line of Credit with White Lion Capital, LLC and the anticipated return by year end of the Company’s $5 million downpayment for certain inventory purchased from iFREE Group Holdings Limited and, the Company expects it will be able to funds its operations over the next twelve months. The Company may seek additional funding through debt or other equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use Adjusted EBITDA, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may differ from similarly titled measures used by other companies, is presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Adjusted EBITDA

The primary financial measure we use is Adjusted EBITDA. EBITDA is defined as net (loss) income, before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as net (loss) income excluding income tax provision, interest expense, net of interest income from related party loans, depreciation and amortization, stock-based compensation expense and non-core expenses/losses (gains), including transaction-related costs, litigation-related costs, management fees, change in fair value of warrant liability, change in fair value of earn-out share liabilities and other expense, which includes asset impairments. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based. We exclude the above items as some are non-cash in nature, and others are non-recurring that they may not be representative of normal operating results. This non-GAAP financial measure adjusts for the impact of items that we do not consider indicative of the operational performance of our business. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
ADJUSTED EBITDA:
Net (loss) Income	$(33,323,555)	$1,961,799	$(46,620,619)	$(9,409,208)
Adjustments:
UK R&D tax credit	(1,251,243)	-	(1,251,243)	-
Interest expense	451,881	1,789,617	1,352,823	4,425,764
Depreciation and amortization	67,730	75,318	205,111	734,306
EBITDA	(34,055,187)	3,826,734	(46,313,928)	(4,249,138)
Other income, net	(8,739)	(397,976)	(21,398)	(242,461)
Other expense	36	-	9,346	15,134
Loss on initial issuance of convertible note	1,770,933	-	1,770,933	-
Change in fair value of conversion note option liability	(607,067)	-	(607,067)	-
Change in fair value of warrant liabilities	220,373	-	220,373	-
Change in fair value of earn out shares liability	(24,750,000)	-	(24,750,000)	-
Transaction costs incurred with contingent earn-out share liability	55,038,544	-	55,038,544	-
Share-based compensation	59,385	76,431	394,234	404,761
ADJUSTED EBITDA	$(2,331,722)	$3,505,189	$(14,258,963)	$(4,071,705)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Operating Officer and Interim Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Operating Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

You should carefully consider the risk factors included in our Registration Statement on Form S-4, filed with the SEC on May 13, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

Trading Plans

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEEA INC.

By:	/s/ Allen Salmasi
Allen Salmasi
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 19, 2024

By:	/s/ Janice Smith
Janice Smith
Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 19, 2024