Form 10-K
period 2024-12-31
VEEA INC.
filed 2025-04-15
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-40218

VEEA INC.

(Exact name of Registrant as specified in its charter)

Delaware	98-1577353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

164 E. 83rd Street New York, NY	10028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 535-6050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VEEA	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at a price of $11.50, subject to adjustment	VEEAW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark, whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024, was $83,794,294.5.

As of March 14, 2025, there were 36,440,377 shares of the registrant’s common stock outstanding.

i

FREQUENTLY USED TERMS AND BASIS OF PRESENTATION

As used in this Annual Report, unless otherwise noted or the context otherwise requires, references to:

●	“Annual Report” means this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

●	“Board” means the board of directors of the Company.

●	“Business Combination Agreement” means that certain Business Combination Agreement, dated November 27, 2023, as amended on June 13, 2024 and September 13, 2024, by and among Plum, the Merger Sub, and Private Veea.

●	“Business Combination” means the Domestication, the merger and the other transactions closed on September 13, 2024, pursuant to the Business Combination Agreement.

●	“Bylaws” means the bylaws of the Company as in effect on the date of this Annual Report.

●	“Charter” means the certificate of incorporation, as amended, of the Company as in effect on the date of this Annual Report.

●	“Class A ordinary shares” means the Class A ordinary shares, par value $0.0001 per share, of Plum, which converted by operation of law into shares of Common Stock, on a one-for-one basis, in connection with the domestication.

●	“Class B ordinary shares” or “founder shares” means the Class B ordinary shares, par value $0.0001 per share, of Plum that were initially issued to the Plum Sponsor in a private placement prior to the Plum Initial Public Offering and subsequently converted into Class A ordinary shares on September 13, 2024 prior to the Closing.

●	“Closing Date” means September 13, 2024.

●	“Closing” means the closing of the Business Combination.

●	“Common Stock” means the common stock, par value $0.0001 per share, of the Company.

●	“Company” means Veea Inc., a Delaware corporation.

●	“DGCL” means the General Corporation Law of the State of Delaware.

●	“Domestication” means the transfer by way of continuation and deregistration of Plum from the Cayman Islands and the continuation and domestication of Plum as a corporation incorporated in the State of Delaware in connection with the Merger.

●	“GAAP” means the United States generally accepted accounting principles, consistently applied.

●	“Governing Documents” means the Company’s (i) Restated Certificate of Association and (ii) Bylaws.

●	“Incentive Equity Plan” means the Company’s 2024 Incentive Equity Plan.

●	“Nasdaq” means The Nasdaq Stock Market LLC.

●	“Plum Initial Public Offering” means Plum’s Initial Public Offering that was consummated on March 15, 2021.

●	“Plum Sponsor” means Plum Partners LLC, a Delaware limited liability company.

●	“Plum” means Plum Acquisition Corp. I, a Cayman Islands exempted company, prior to the consummation of the Business Combination.

●	“Private Placement Warrants” means the warrants that were issued to the Plum Sponsor simultaneously with the consummation of Plum’s Initial Public Offering.

●	“Private Veea” means VeeaSystems.

●	“Public Warrants” means the redeemable warrants sold as part of the Units in Plum’s Initial Public Offering or acquired in the secondary market.

●	“SEC” means the Securities and Exchange Commission.

●	“Securities Act” means the Securities Act of 1933, as amended.

●	“Transfer Agent” means Continental Stock Transfer & Trust Company, a New York limited purpose trust company.

●	“Trust Account” means the trust account established at the consummation of the Plum Initial Public Offering, containing the proceeds of the Plum Initial Public Offering and from the sale of Private Placement Warrants.

●	“VeeaSystems” means VeeaSystems Inc. (prior to the Closing, Veea Inc.), a Delaware corporation and wholly owned subsidiary of the Company.

●	“Warrant Agreement” that certain Warrant Agreement, dated as of March 18, 2021, by and between Plum and Continental, as the warrant agent, which sets forth the expiration and exercise price of and procedure for exercising the Warrants.

●	“Warrants” means the Public Warrants and the Private Placement Warrants.

Unless specified otherwise, amounts in this Annual Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Annual Report have the meanings ascribed to them in the financial statements.

Cautionary Note Regarding Forward-looking Statements

This Annual Report contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions, whether or not identified in this Annual Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about the ability of the Company to:

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	risks related to Veea’s current growth strategy and Veea’s ability to generate revenue and become profitable;

●	market acceptance of Veea’s platform and products;

●	the length and unpredictable nature of Veea’s sales cycles;

●	Veea’s reliance on distribution and partnering arrangements and third-party manufacturers;

●	cybersecurity incidents, security vulnerabilities, and real or perceived errors, failures, defects, or bugs in Veea’s platforms or products;

●	the ability to maintain the listing of our Common Stock and the warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	our public securities’ potential liquidity and trading;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain its key employees;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably and retain its key employees;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the completion of the Business Combination, and our ability to attract and retain key personnel;

●	macroeconomic conditions; and

●	each of the other factors detailed under the section entitled “Risk Factors.”

Forward-looking statements are provided for illustrative purposes only and are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the factors discussed under the heading “Item 1A. Risk Factors” and elsewhere in this Annual Report, could affect the future results of the Company, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report.

In addition, the risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect the businesses, financial conditions, or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, this Annual Report contains statements of belief and similar statements that reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company as of the date of this Annual Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I

ITEM 1. BUSINESS.

Overview

We were originally incorporated under the name “Plum Acquisition Corp. I.” as a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. As discussed in this Annual Report, we completed the Business Combination on September 13, 2024 and changed our name to “Veea Inc.”

We are dedicated to simplifying the journey towards creating a world in which virtually everyone and everything is intelligently connected , while bringing applications and AI to the edge of the network. Most service providers, equipment suppliers, system integrators and even hyperscalers have adopted or advocated for similar solutions to various degrees either independently or in collaboration with the Company. However, to our knowledge, we are the first to market with patented technologies that a) bring virtualized data center capabilities to the far edge of the network, commonly referred to as the Device Edge, where all wired and wireless devices connect to the network (the “Edge”), b) spawns hyperconvergence of computing, multiaccess communications and storage, (“Edge Computing”) c) provides for Cloud-managed applications at the Edge (“Hybrid Edge-Cloud Computing”), d) enables machine learning with AI training, inferencing, and Agentic AI at the Edge (“Edge AI”) including AI-driven cybersecurity for heterogenous networks. Such networks have given rise through any combination of our developed devices and third-party devices, with CPUs, GPUs, TPUs, DPUs and/or NPUs, that run on the Veea Edge Platform’s software stack (“VeeaWare”).

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented secured docker containers, together with a Wi-Fi Access Point (AP) with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules referred to as the “VeeaHub” product. With an extensive patent portfolio of 125 granted patents and 25 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

Veea Edge Platform’s products, applications, and services with a distributed computing architecture, offered as a Platform-as-a-Service (“ePaaS”) capability, empowering companies to capitalize on the transformative potential of Edge AI, where most of the data from smartphones, tablets, laptops, cameras, sensors, and other devices is generated, with data privacy and sovereignty, reliability, low latency for real-time decisions, bandwidth efficiency, scalability, and reduced costs compared to alternatives.

VeeaHub products, about the size of a typical Wi-Fi Access Point (AP), are offered in variety of form factors with different capabilities for indoor and outdoor coverage and are both locally- and cloud-managed. Veea Edge Platform architecture and business model, VeeaHub® and third-party devices on Veea Edge Platform with Hybrid Edge-Cloud Computing and AI-enabled applications and services, to a certain degree is similar to Android OS platform architecture and business model for Android devices.

The VeeaEdge Platform™ offers an alternative to cloud computing by enabling the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. The benefits include optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, as well as “always-on” availability for mission critical applications, and contextual awareness for people, devices and things connected to the Internet.

Our products and services have been deployed across multiple countries and industries; however, we are focused on high-growth market segments such as fixed-line or 5G-based fixed wireless broadband access, and subscription-based managed Wi-Fi for unserved / underserved communities. In both cases, broadband or Internet connectivity services are offered with a variety of Edge applications and value-added services, including advanced AI-driven cybersecurity, through Mobile Network Operators (“MNOs”), Multiple System Operators (MSOs), Internet Service Providers (“ISPs”) and other types of Managed Service Providers (“MSPs”). The industrial applications include climate smart buildings, smart farming with precision agriculture, smart warehouses and smart retail as cloud-managed converged private networks.

Gartner recognized the innovativeness and capabilities of the platform by naming Private Veea a Leading Smart Edge Platform in 2023 and Cool Vendor in Edge Computing in 2021. Market Reports World in its research report published in October 2023 named Private Veea as one of the top 10 Edge AI solution providers alongside of IBM, Microsoft, Amazon Web Services (“AWS”) and others.

Private Veea was founded in 2014 by Allen Salmasi, our Chief Executive Officer and a pioneering wireless technology leader. Mr. Salmasi helped to drive industry transformation through his contributions to the development of CDMA/TDMA-based OmniTRACS, the largest mobile satellite messaging and position reporting system with integrated IoT solutions during the 1980s and 1990s; CDMA-based 2G/3G technologies and products at Qualcomm in 1990s; OFDMA-based 4G technologies and products at NextWave during the 2000s, and hyper-converged edge computing and communications during the 2010s; and beyond with Veea. Mr. Salmasi has assembled a talented and experienced management and engineering team that includes former senior executives of leading technology, telecom, SaaS, and wireless companies that possess a deep understanding of wireless technologies, networking edge and cloud computing.

The Company has five wholly owned subsidiaries, VeeaSystems Inc., formerly known as Veea Inc. a Delaware corporation, Veea Solutions Inc., a Delaware corporation, VeeaSystems Development Inc., formerly known as Veea Systems Inc., a Delaware corporation, Veea Systems Ltd., a company organized under the laws of England and Wales and VeeaSystems SAS, a French simplified joint stock company; and one majority owned subsidiary, VeeaSystems Mexico, S. de R.L. de C.V., a limited capital company organized under the laws of Mexico (“VeeaSystems MX”). VeeaSystems MX is 95% owned by VeeaSystems Inc., and due to local law requirements, the remaining 5% is held by the Company’s CEO. The Company is headquartered in New York City with offices in the United States, Mexico and Europe.

Our Vision and Strategy

At the founding of Veea, we imagined a world where powerful, secure, intelligent and fully networked computing simply works. We pictured a reality where transformative ideas come to life quickly and effortlessly, without barriers created by technical complexity or infrastructure constraints. We envisioned a future in which any business, no matter its size or technical expertise, can seamlessly deploy sophisticated software, real-time analytics, and cutting-edge artificial intelligence directly within their own walls, at their own locations.

At the core of our mission is simplicity. We empower our customers by delivering intuitive software and unified hardware solutions that enable local computing, intelligent networking, and advanced AI applications to work together seamlessly. By making these solutions easy to deploy, orchestrate, and scale, we remove technological barriers, freeing innovators to innovate. Our tagline, “Intelligently Connected,” reflects this commitment. We’re not merely connecting devices or networks; we're connecting businesses to outcomes, ideas to reality, and complexity to simplicity. Our platform creates intelligent connectivity, transforming intricate technological landscapes into streamlined environments that anyone can leverage.

We are focused on markets - Fixed-line or 5G-based Fixed Wireless Broadband Access, Unserved / Underserved Communities, Climate Smart Buildings, Converged Private Networks, and Smart Retail – that we believe offer high potential for growth and can benefit from our products and services offerings in a way that transforms their businesses and business models in a secure, cost-effective, and meaningful manner.

The following are examples that highlight our impact:

●

Fixed-line or 5G-based Fixed Wireless Broadband Access: this cloud-managed solution is offered with backhaul connections to public networks through our highly innovative and highly compact STAX and STAX-5G VeeaHub products, with a variety of edge applications and value-added services, including advanced AI-driven cybersecurity, CCTVs for physical security, smart locks, and a variety of IoT applications, through Mobile Network Operators (“MNOs”), Multiple System Operators (MSOs), Internet Service Providers (“ISPs”) and other types of Managed Service Providers (“MSPs”).

●	Unserved/Underserved Communities: we are providing an affordable, accessible, and comprehensive solution to address the “digital divide which exists due to limited on no access to the Internet primarily through major satellite service providers.

●	Climate Smart Buildings: Veea is the first company to develop containerized Niagara, a software platform that integrates building systems into a single control system, that is integrated with the Niagara Framework® (developed by Tridium, Inc., a wholly owned subsidiary of Honeywell International, Inc.), the leading platform for connecting to and managing building systems.

●

Converged Private Networks and Smart Retail: Veea’s solutions allow for the convergence of Wi-Fi and private 4G/5G networks to take advantage of Wi-Fi’s ability to handle large amounts of data traffic, at lower network expense in areas densely populated by people and machines, with 5G’s reliability and low latency over large distances.

●	Edge AI: Veea’s Edge AI Platform seamlessly combines networking, computing, artificial intelligence, and orchestration into a unified, intuitive ecosystem (“Total Fabric”). Our platform simplifies the complexities of deploying, managing, and scaling intelligent edge solutions, enabling organizations of all sizes to harness powerful local AI effortlessly. It Provides real-time decision-making, scalability, and enhanced performance for complex Edge AI use cases. With distributed computing and mesh networking, the platform uniquely offers federated Learning with blockchain, which is an efficient solution for building a cross-enterprise, cross-data, and cross-domain ecosphere for Edge AI with data privacy and big data analytics.

Our growth strategy centers on fostering strategic partnerships, expanding distribution channels, and securing partnerships with Network Operators and Managed Service Providers to reduce churn in their clients relationships. We view ourselves not just as a vendor, but as a comprehensive provider of services and solutions that address a wide range of our customers’ IT needs.

Our Target Markets

Fixed-line or 5G-based Fixed Wireless Broadband Access

STAX-5G is currently the only 5G CPE in the market that supports Multiaccess Edge Computing (MEC) functionality with Wi-Fi 6 mesh router, IoT gateway, and networking/application mesh along with optional modules supporting Non-Volatile Memory Express (NVMe) storage and Power-over-Ethernet (POE) with10 GbE interface. With a high level of integration through a single PCBA implementation, it substantially reduces the production time and costs. Novel stackable mechanical design offers the opportunity for a wide range of accessories (e.g., smart speakers). An Ericsson forecast provides that the total global Fixed Wireless Access (FWA) subscriptions will grow at 19 percent year-on-year during the 2022 to 2028 period to reach more than 300 million devices by 2028.

Currently, Veea has mostly completed the homologation process with one of the largest global MNOs and is engaged in POCs with several other major MNOs and fixed-line telcos, with major roll-outs anticipated starting in Q2/Q3 2025.

Unserved/Underserved Communities

As noted in the GSMA Mobile Economy 2023 report, one-third of the world’s population lacks Internet access due to limited or no availability to cost-effective network infrastructure and services. The Wi-Fi Alliance estimated in their 2021 Global Economic Value of Wi-Fi report, that bridging this “digital divide” would result in global economic value growth on the order of $4.9 trillion by 2025. We are actively involved in planning and executing deployments in Southeast Asia, West Africa and the Americas, using our technologies that uniquely address this global opportunity.

Our vTBA™ (Virtual Trusted Broadband Access) provides an affordable, accessible, and comprehensive solution to address for this “digital divide.” vTBA enables the virtualization of Wi-Fi network capabilities across access points, consumers of Wi-Fi services, and connected devices. These network capabilities are “sliced,” meaning that traffic throughput, latency, and priority of service can be tailored to the requirements of the applications for, or the Service Level Agreements (“SLAs”) with the enterprise and consumer markets. This is achieved by using cloud-based policy definition and locally based policy enforcement, which minimizes the effort required to onboard customers and automate network management functions. Unlike mobile network solutions requiring cellular devices, vTBA is a Wi-Fi first solution that connects the widest range of consumer and IoT endpoints because Wi-Fi is the most prevalent wireless interface and vTBA serves past and current standards of Wi-Fi devices. vTBA controller provides for a Wi-Fi control channel that permits offering of vTBA-based services on a pre-paid or post-paid basis with roaming within the coverage of a private network of VeeaHub units located anywhere in the world.

As another use case, by establishing a canopy of connectivity globally across remote communities while leveraging the Veea Edge Platform edge computing and its integration with sensors, we facilitate climate-smart agriculture solutions for smallholder farmers and gather data from remote ecosystems. This information is used to increase productivity in farms, reduce resource utilization, and increase transparency for carbon capture business models. We drive increased economic activity for local economies.

Climate Smart Spaces

Buildings contribute to approximately 37% of global carbon emissions and 34% of global energy consumption. Improvements to building utility management systems are critical to reducing global emissions and energy consumption. Studies furnished by the US Department of Energy have shown that as much as 30% of building energy consumption can be eliminated through more accurate sensing and more effective use of controls. Smart climate management requires a computational platform that meshes wired and wireless Internet connections from sensors to a central processing platform.

Veea is the first company to develop containerized Niagara that is integrated with the Niagara Framework®  (developed by Tridium, Inc., a wholly owned subsidiary of Honeywell International, Inc.), the leading platform for connecting to and managing building systems. Veea Edge can deliver actionable insight to building managers and homeowners regarding data generated by HVAC, lighting, access control, fire safety, plumbing and surveillance systems. Building managers and homeowners can use this data to reduce electricity usage and carbon emissions through continuous monitoring and optimization, building management automation, and analysis of usage patterns and environmental conditions. Veea enhances the traditional Niagara Framework by capturing and pre-processing operational data locally, before augmenting it with cloud processing, along with interconnecting wired and wireless sensors. Given the dynamic nature of building configurations, designs, and materials, flexibility in deploying wireless sensors, connection to the Internet, and local data processing is required.

Converged Private Wireless Networks and Edge AI

Wi-Fi and private 4G/5G networks are converging to provide wider coverage, faster speeds, and connectivity across a broad range of devices and sensors. By integrating the two technologies, devices can connect seamlessly to the best available network coverage from Veea Edge Platform and private 4G/5G network. A converged network takes advantage of Wi-Fi’s ability to handle large amounts of data traffic, at lower network expense in areas densely populated by people and machines, with 5G’s reliability and low latency over large distances.

Veea’s hyper-converged edge platform uniquely complements this new technology through its vTBA 5G interworking functionality allowing 5G and non-5G endpoints to be managed from a converged controller. This is unique to the industry and overcomes the need to replace many fully functioning Wi-Fi or IoT endpoints, especially for industrial and enterprise use cases, and allows legacy wired and wireless endpoints to remain connected via the Veea Edge Platform.

Federated learning allows large scale datasets to be used for training models while keeping the data private in each VeeaHub node, within a cluster of VeeaHub products at the edge or on a wide area private network with VeeaHub units in vTBA-based Trust Domains. For many use cases of Edge AI delivered through Veea Edge Platform, such as Smart Retail, Smart Building and Energy Management, Smart Farming, and others, current models of VeeaHub product supporting up to 8 GB of RAM and up to 2 TB of memory, with or without GPUs or DPUs included in the mesh network, provide sufficient resources for training of submodels. Moreover, Veea Nexus is the central agentic AI orchestration engine that transforms real-time analytics and insights into automated actions. By providing a unified, centralized automation engine, Nexus eliminates the need for each individual app to build its own automation logic. Instead, any app can integrate seamlessly with Nexus (i.e., becoming "Nexus-enabled"), allowing rapid deployment of sophisticated agentic workflows.

Smart Retail

Veea’s AdEdge™ solution enabled by vTBA is capitalizing on the incorporation of private 5G networking infrastructure in retail environments . This Veea-authored application contains prominent features of a modern advertising management platform including integration into real-time advertising for smart shipping carts as well as selling the ad content against an inventory of Digital out of Home (“DOOH”) displays in retail locations, transportation centers, smart city deployments, stadiums, restaurants, etc. This solution leverages the hyper-converged features of the VeeaHub by deploying an advertising media player and dynamic campaign manager that triggers custom ads based on sensory or visual inputs in a location.

Business Strategy

Our business strategy is focused on leveraging three key paths to market:

●	Technology Partnerships - Complementary technologies that are amplified with Veea technology capabilities.

●	Distribution Channels - Aligned with our core edge-focused technology franchise, large-scale system integrators working to digitally transform industries, distributors and resellers of Niagara framework.

●	Network Operators and Managed Service Providers - Providing for dedicated private networks end-to-end or monetization of their network assets, with the introduction of edge computing, Edge AI and their own customized applications, developed through the Veea developer portal to offer highly differentiated services that locks in the current customer base and reduces churn.

Our customer-centric approach yields mutual benefit. Our customer activities generally are the result of three phases:

●	Core buildout - Deploying the core product platform with success-based capital with network operators or government entities that can deliver highly differentiated customer value, improvements in productivity, and economic outlook with new digital services facilitated by high quality, cost-competitive managed broadband services with value-added services.

●	Geographic expansion - Expand the geographic footprint of the core buildout location to more of the unserved and underserved communities in the same geographic areas resulting in scale economics for core network components and materials that yield margin expansion for both Veea and Veea’s channel partners.

●	Subscriber density - End-customers of the base connectivity services fuel the introduction of a diverse set of adjacent digital services with broadband connections, such as Edge AI, tele-health, energy management, public safety solutions, precision agriculture, and content distribution to reinforce the customer value proposition for the base connectivity services, which are often provided in a low to no competitive landscape. With the network micro-slicing feature of vTBA, there are major opportunities to bring such services to multi-family residential housing or multi-dwelling units, commercial buildings, campuses, rental or rural communities, and high density user communities with the type of service directly delivered to a plethora of endpoints, such as user devices, cameras, smart locks, sensors, and various electromechanical systems, monitored and controlled by Niagara framework, individually and offered on a subscription basis.

Given the significant increases in the data transport costs to the cloud as well as data ownership and privacy concerns around cloud-based applications, we believe that there is pent-up demand for low-latency and cost-effective private and public network solutions and applications at the edge that increase productivity and generate value for enterprises, people, places, and things connecting to the Internet, which will in turn will help network operators offering broadband services capture a greater enterprise value for connecting their customers to the internet.

Our business model is partially based on global demands from the Americas, EMEA and APAC regions for a product platform and software services for the generation of new revenue streams, with lower recurring costs, compared to traditional network infrastructure that lacks automation of service delivery and entails substantial ongoing operational support and network maintenance costs. We believe we are uniquely positioned in the marketplace, leveraging our strengths with our business model, including the following:

●	Comprehensive, full suite of hardware and software services with a strategic focus on high-growth segments in emerging markets and underserved areas in mature markets for broadband services and edge applications including climate smart energy and sustainability solutions.

●	Aligned customers with value propositions where Veea and our customers benefit in the creation of new revenue streams.

●	Innovation-driven, a technology-centric platform that redefines capabilities of connecting people, places, and things to the internet with greater efficiency with edge applications.

●	Highly automated capabilities for network service providers and enterprises to harness the power of software for improved customer experiences and reduced manual labor.

●	Climate-smart platform technology advancements that bring greater productivity to emerging and mature markets, with measured improvements to the environment.

Our Technology

The Veea Edge Platform™  is comprised of several elements needed to deploy cloud-to-edge solutions driving digital transformation for communities and industries worldwide. This comprehensive platform is comprised of three main components:

●	VeeaHub® devices - a highly integrated convergent secure computing hardware platform, with a Linux server supporting virtualized software environment and patented “Secured Docker” containers, storage and connectivity for Wi-Fi, IoT, and 4G/5G devices.

●	VeeaWare™ - an edge operating system and companion tools, that manage the convergence of computing and connectivity across a mesh of VeeaHub products.

●	VeeaCloud ™- A cloud native system that underpins the easy deployment of hardware and software at the edge that manages the VeeaHub devices and their capabilities and edge applications remotely.

The Veea technology franchise also includes Veea-authored applications that run on the VeeaHub products. These applications can be deployed by our channel partners and customers to compose complete solutions. Some of these applications are open frameworks that integrate into broader ecosystems such as Honeywell Tridium’s Niagara, Microsoft’s Azure IoT, or AWS IoT Greengrass. Other Veea applications simplify the deployment of enabling technologies to the edge. As an example, our edge AI framework enables the movement of AI model execution from the cloud to the edge, bringing the benefits of AI closer to the source of the real-time data so actionable insight can be provided to control applications running at the edge and thereby reducing inference time and amount of data traversing from the edge to the cloud. This innovative platform provides for seamless integration with AI capabilities by way of the secure, software container environment and tool kits for software developers.

VeeaHub Smart Connectivity and Computing Hub

The basic building block of the Veea Edge Platform is the VeeaHub, a unique combination of computing, connectivity, storage and security technologies. Every VeeaHub has a multi-core Linux server running a patented secure form of industry-standard docker containers to enable applications to be deployed at the user edge. The VeeaHub also has Bluetooth Classic and Low Energy, Zigbee/Thread, LoRaWAN (“LoRa”) gateway and multiband Wi-Fi APs.

The device has an advanced mesh networking capability, which we refer to as “vMesh,” that allows devices at the edge to act together as a micro-cloud and provides scalable coverage and communications capacity. The mesh provides flexible deployment scaling options enabling expansion of the edge solution to expand coverage and capacity, add additional sensors or users or add computing and storage as needed. vMesh is self-organizing and self-healing mesh that automatically discovers and connects to newly authorized devices and redirects traffic if a node fails for resiliency. There is no dedicated controller for the vMesh, as the control function is incorporated into the middleware.

VeeaHubs® can use a variety of wired and wireless connections to connect to the Internet, including LTE 4G and 5G. Some VeeaHub models support wired connections to edge devices using standard RS-232/485 connections, which are useful for smart spaces. Other models include a standard long range, low power wireless technology, LoRaWAN, which is ideal for outdoor and industrial use cases.

VeeaHub is available in three different models - (i) VeeaHub STAX (ii) VeeaHub Pro, which is designed for more demanding enterprise applications, and (iii) VeeaHub Pro Outdoor, which is environmentally hardened and designed for outdoor and industrial applications.

VeeaWare™ Edge Operating System

VeeaWare is a portable edge operating system that runs on the VeeaHub. VeeaWare features Veea’s secure container environment that extends industry standard docker containers, to assure applications running at the edge cannot interfere with or hack the system software running on the hardware platform or other applications running at the edge. VeeaWare Operating System (“vOS”) enables Veea and third-party partners to deploy multiple applications to the edge.

VeeaWare incorporates an abstraction layer that allows applications running on VeeaHub products to connect both IP and non-IP devices to a mesh of VeeaHub nodes. VeeaWare also incorporates all of the necessary mechanisms to move and store data across the mesh and provide data connections to the Wide Area Network (“WAN”).

VeeaWare includes a set of tools referred to as the VeeaHub Toolkit, which empowers developers to design, test, and publish applications to the VeeaHub products deployed in the field. These tools allow any developer to use a wide variety of industry-standard software and practices to deploy containers into the VeeaHub products in a highly secure and predictable manner. A web-based portal dedicated to the developer community provides necessary documentation to get started and to quickly become proficient in developing and deploying custom applications on the VeeaHub that serve customers’ specific use cases.

The process of developing applications with the VeeaHub Toolkit is similar to the process of developing and publishing Android or Apple iOS applications. Once a container has been created and tested locally, the developer submits it to a VeeaCloud repository for publication, and after the required verification is performed, the application becomes available within the VeeaCloud. Applications can be developed by Veea, its channel partners or the end-users for particular use cases.

VeeaWare has proven portability in that the Veea product portfolio incorporates hardware designs with different core computing platforms, connectivity options and other peripheral interfaces. In the future, we intend to license the VeeaWare edge operating systems to OEM and ODM partners to diversify and expand the supply chain and open up opportunities in adjacent marketplaces that may require specialized hardware. As an example, certain industries require explosion-proof designs at the edge.

VeeaCloud™

VeeaCloud is the cloud-based platform that powers the deployment and management of VeeaHub products at the edge, provides management for the networking across the IT and OT domains, and offers full orchestration of application deployment and observability of the applications running on VeeaHub products. It incorporates a web-based control center for managing devices and applications at the edge, as well as a companion smartphone app, for both iOS and Android OS devices, called VeeaHub Manager (“VHM”) for installers, field technicians, and end users to install and manage VeeaHub products locally.

VeeaCloud has a rich set of Applications Programming Interfaces (“APIs”) to integrate into external Business Support Systems/Operations Support Systems (“BSS/OSS”) or the Manager of services providers and our distribution partners that operate convergent Network Operations Systems and support user management. The system utilizes a single sign-on system that integrates into leading user authentication systems. The product features a multi-tiered authentication and permission system to support multi-tenant, multi-level distribution schemes and can scale elastically to a large number of deployed nodes, users and devices.

It is a cloud native platform deployed using modern continuous integration/continuous delivery approaches and is agnostic to public cloud providers.

VeeaCloud is the foundation for publishing applications developed with the VeeaHub Toolkit.

Veea Edge Applications

Veea has developed software templates that speed the development of complete containers and other building blocks, a number of which are standalone containers that can be licensed and resold by third parties. Other than the containerized Niagara Framework application, these include the following:

●	Software Defined Wide Area Networking (“SDWAN”) Application. Provides flexible options for connecting nodes in a mesh of VeeaHubs® to the public network (“Backhaul”) using wired (ethernet, fiber) or wireless (Wi-Fi, 4G/5G) connectivity.

●	Global 4G or 5G Subscription Service. A range of cellular connectivity solutions fully integrated with VeeaHub products for Veea partners and service providers to offer Fixed Wireless Access (“FWA”) broadband services including for IoT applications, simplifying deployment, billing and support.

●	Last-Mile Solutions with vTBA-based Managed Internet and IoT Connectivity Services. Services for multi-dwelling units, housing communities, campuses, hospitals, airports, rail stations, and remote and rural communities.

●	IoT Gateway Application. VeeaHub incorporates integrated IoT radios for IoT or Industrial IoT (“IIoT”) use cases that require the ability to bind IP and Non-IP endpoints with the system. Registers the IoT endpoints (sensors, actuators, etc.) to the device abstraction layer enabling routing of messages over vMesh on the edge.

●	Veea Property Management Engine. Open platform for integrated smart devices using common home wireless technologies such as Wi-Fi, Zigbee/Thread and Bluetooth. Designed for consumer-oriented use cases, such as homes, multi dwelling units and small businesses.

●	Blockchain Framework. Helium v2 Certified distributed blockchain model.

●	Leading IoT platforms. Microsoft Azure Edge IoT Certified, AWS Greengrass compliant.

●	Edge AI & Visual Analytics Frameworks. Distributed solution for execution of AI models from the edge to the cloud.

●	Advanced Smart Farming and Precision Agriculture. Unique implementation of LoRaWAN Gateway.

●	Honeywell Niagara Framework Building and Energy Management System (“BMS/EMS”). Advanced advanced Cyber Defense System for commercial real estate, datacenters and critical infrastructure.

Several of the turnkey edge applications Veea has created have a companion cloud application for centralized control, content management, or interworking capabilities for cloud-to-cloud connections. These include the following:

●	AdEdge Edge Content Player and Campaign Management. Full stack advertising and content management platform. AdEdge is an AI-driven contextual and location-based ad platform. Supports advertising campaign (frequency, scheduling, product types, etc.) and media deployment across TROLLEE® Smart Shopping Carts, a fleet of digital out of home displays, or augmented reality/mixed reality devices using edge playback and scheduling function, full attribution for billing. Supports ad sale platform using programmatic and non-programmatic techniques and open APIs.

●	Virtual Trusted Broadband Access (“vTBA”) Cloud Controller. A core management system for delivery of vTBA enabled services across deployed meshes with edge nodes running the container vTBA agent. Allows configuration of access point groups, Trust Domains and service policy definitions. Provides northbound interfaces for BSS/OSS integration with the backends of the service providers, property management companies, government agencies, and others that provide vTBA based services. API supports integration with 4G/5G core networks for seamless interworking of services across different network types for fixed and mobile convergence.

●	VeeaConnect Connection Manager. Edge-managed voice, data and video service connection manager that maintains user plane traffic between users connected to a set of VeeaHub products in a mesh within the mesh and off of the WAN connection.

In combination with partner-developed edge applications, the Veea technology franchise delivers significant value to the end consumers of services built on the Veea Edge Platform, including:

Technology-Enabled Benefits of Veea Platform

●	Minimizing latency and the raw data transport to the Cloud.

●	Privacy, security, data ownership and context awareness.

●	Fault tolerance for mission critical and other edge applications including customized apps developed through Veea Developer Portal.

●	Addressing connectivity and networking challenges at the edge.

●	Private micro-datacenter with wired and wireless coverage.

●	Fixed line and 4G/5G broadband access with value-added services.

●	Gateway/Edge Device for Microsoft Azure IoT and AWS IoT Greengrass apps.

Distributed Micro-Cloud Computing at the Device Edge

●	High-performance computation with Linux OS running on a quad-core CPU.

●	Virtualized software environment with Secured Docker containers for applications and service layers with Software Defined Networking (“SDN”) and Network Function Visualization (“NFV”).

●	Secured Docker containers for apps to run in a trusted execution environment with both the containerized apps and communication interfaces secured with digital certificates.

●	Built-in routing, scaling, load balancing & orchestration for the edge environment and services.

●	API and microservice driven >> cloud-managed apps.

Bridging the IT/OT Gap

●	Industry leading Containerized Niagara combined with modern IT Style remote management tools.

●	Secure 4G or 5G WAN connectivity.

●	Integration with Private 5G Network Core Network Orchestrator simplifies the management of edge applications and devices.

●	Familiar IT deployment patterns with Containerized Niagara, Azure IoT Certification, and AWS IoT Greengrass ease incorporation with cloud-based backend services of the enterprise in a variety of use cases.

●	Open APIs for Business Process Logic integration.

●	Familiar deployment pattern for both IT and OT personnel using untrained technicians facilitated by our attention to “zero-touch” approaches.

vTBA™

●	Unique cellular-like Wi-Fi functionality, with roaming within the coverage of the VeeaHub products, gives operators and enterprise managers unprecedented visibility and control of the people places and things in their network.

●	Cloud Control provides flexible service policy definitions, billing models and network partitioning.

●	Works with a broad range of IP and non-IP devices and wired and wireless devices (e.g., Wi-Fi, Bluetooth, Zigbee/Thread, LoRaWAN) unlocking the potential for offering managed services for every type of endpoint.

●	Secure separation of traffic from different or designated groups of devices into Trust Domains increasing security with ZTNA for all services.

●	Virtualizes Access Points to drive down connection costs and increase affordability. Enables CPE-less deployment models reducing ongoing operation expense.

Competitive Strengths

To our knowledge, the Veea Edge Platform™ and its key building block the VeeaHub is the only edge computing product that infuses a single physical device with the traits of a networking device, IoT gateway, Linux server, storage and security gateway. The Veea Edge Platform has several key differentiating features, including:

●	Rapid scaling through meshing of multiple nodes to expand connectivity coverage, adding more computing power, memory or storage capacity. vMesh is more extensible than mesh networking offered in comparable consumer or enterprise products

●	High degree of integration reduces the number of hardware elements needed to deliver solutions, reducing initial capital outlay, installation costs and reducing ongoing management complexity and other operating costs (i.e. power consumption).

●	VeeaWare OS with patented software architecture supporting a virtualized software environment and Secured Docker container for distributed computing with applications orchestrated over a connectivity mesh, that provides for an application and microservices mesh, with hyperconverged networking at the edge.

●	Flexible choice of wired and wireless interfaces results in reduced installation cost and time.

●	Pervasive security, to virtually segment traffic at a device or group level.

●	Zero-touch installation supports pre-provisioning of devices before installation.

●	Non-skilled installers can mount the systems locally and then automatic or semi-automatic configuration is done from the cloud.

●	Standards-based approach with fixed and wireless technologies for interoperability into globally deployed wired and wireless infrastructure. Proven integrations to a wide variety of industry leading platforms, including Microsoft’s Azure, AWS IoT Greengrass, Tridium’s Niagara Framework, and LoRaWAN ChirpStack.

●	Unique implementation of fully integrated LoRaWAN Gateway that runs at the edge without cloud-dependency.

●	Unified Cloud management platform combines network and device management with applications management through the Control Center Other platforms focus on network or applications management but not all three

●	Comprehensive remote management tools for deployment, configuration, and over the air updates and troubleshooting

Intellectual Property

As of December 31, 2024, we had a patent portfolio consisting of 121 exclusively owned patents, as summarized in the table below. These patents cover jurisdictions in the United States, United Kingdom, Europe, South Korea, Japan, and India. All of our current-issued patents are projected to expire between 2036 and 2047. We also have 25 patent applications pending.

Qualcomm Inc. (“Qualcomm”) has licensed, on a non-exclusive basis, certain intellectual property to us under multiple agreements covering the sales of our products that incorporate the licensed IP. The royalty fees payable to Qualcomm are generally calculated based on a percentage of net sales in territories where the licensed IP is protected by a patent. The Qualcomm licenses expire in April 2030 and 2029, respectively, and automatically renew if we continue to sell products incorporating the licensed IP. We are also a party to a non-exclusive license agreement with Cable Television Laboratories, Inc. (“CableLabs”) covering the worldwide sales of our vTBA™ product. The rights granted under the CableLabs license apply to any fields of use and royalty, and royalty fees payable to CableLabs are calculated based on a percentage of net sales. The term of the CableLabs license lasts until the last to expire of any patents licensed under the agreement.

We also rely upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants, and others who may have access to proprietary information, under which they are bound to assign to us their inventions.

Patent Family	Country	Application No.	Patent No.	Issue Date	Expiration Date
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/293,804	9/955,404	24-Apr-2018	14-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	DE	16193802.2	60 2016 012 782.2	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	FR	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	IT	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	ES	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	GB	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/293,872	10,069,739	04-Sep-2018	08-Nov-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	DE	16193806.3	60 2016 020 735.4	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	ES	16193806.3	3157207	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	FR	16193806.3	3157207	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	IT	16193806.3	3157207	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	GB	16193806.3	3157207	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/293,928	10,085,195	25-Sep-2018	11-Nov-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	EP	16193810.5	EP3157208B	29-May-2024	13-Oct-1936
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/294,022	10,368,286	30-Jul-2019	10-Feb-2037
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	DE	16193812.1	60 2016 004 769.1	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	FR	16193812.1	3157305	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	IT	16193812.1	3157305	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	ES	16193812.1	3157305	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	GB	16193812.1	3157305	15-Aug-2018	13-Oct-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	DE	16197551.1	3169096	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	ES	16197551.1	3169096	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	FR	16197551.1	3169096	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	IT	16197551.1	502020000114245	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	GB	16197551.1	3169096	16-Sep-2020	07-Nov-2036
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	US	15/459,908	10,917,928	09-Feb-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	DE	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	ES	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	FR	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	IT	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	GB	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	US	17/135,190	12207326	21-Jan-2025	28-Dec-2040

MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	US	15/616,281	11,050,671	29-Jun-2021	07-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	DE	17174554.0	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	FR	17174554	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	ES	17174554.0	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	IT	17174554.0	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	GB	17174554.0	3264697	06-Apr-2022	06-Jun-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	US	15/459,874	10,230,637	12-Mar-2019	28-Apr-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	DE	17161091.8	60 2017 019 214.7	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	FR	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	IT	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	ES	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	GB	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNITS AND WIRELESS COMMUNICATION SYSTEM AND METHODS TO SUPPORT BEACON TECHNOLOGY	EP	17205102.1	11889580	30-Jan-2024	04-Dec-2037
WIRELESS COMMUNICATION UNITS AND WIRELESS COMMUNICATION SYSTEM AND METHODS TO SUPPORT BEACON TECHNOLOGY	US	17/380,973	11889580	30-Jan-2024	17-Feb-2037
EDGE COMPUTING SYSTEM	US	15/838,672	11,277,488	15-Mar-2022	02-Mar-2038
EDGE COMPUTING SYSTEM	DE	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	ES	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	FR	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	GB	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	IT	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	US	15/838,644	11,095,713	17-Aug-2021	12-Nov-2038
EDGE COMPUTING SYSTEM	US	17/365,259	11394771	19-Jul-2022	12-Dec-2037
EDGE COMPUTING SYSTEM	US	17/867,194	11,606,419	14-Mar-2023	01-Jul-2041
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	US	15/830,427	10491562	26-Nov-2019	05-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	DE	17205104.7	602017015130.0	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	ES	17205104.7	3334126	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	GB	17205104.7	3334126	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	FR	17205104.7	3334126	22-Apr-2020	04-Dec-2037

ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	IT	17205104.7	3334126	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	US	15/850,332	12,057,229	06-Aug-2024	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	DE	17209308.0	60 2017 011 602.5	12-Feb-2020	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	ES	17209308.0	3340579	12-Feb-2020	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	FR	17209308.0	3340579	12-Feb-2020	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	GB	17209308.0	3340579	12-Feb-2020	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	IT	17209308.0	3340579	12-Feb-2020	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	EP	21169930.1	3890280	31-Jul-2024	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	ES	19181830.1	3579587	02-Jun-2021	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	DE	19181830.1	3579587	02-Jun-2021	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	FR	19181830.1	3579587	02-Jun-2021	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	IT	19181830.1	3579587	02-Jun-2021	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	GB	19181830.1	3579587	02-Jun-2021	21-Dec-2037
EDGE COMPUTING CONTAINER SYSTEM	US	16/223,772	10,944,851	09-Mar-2021	01-Jan-2039
EDGE COMPUTING CONTAINER SYSTEM	US	16/223,384	11,159,647	26-Oct-2021	04-Feb-2041
EDGE COMPUTING CONTAINER SYSTEM	US	17/167,636	11,159,647	26-Oct-2021	18-Dec-2038
Edge Communication Device	US	29/713,470	D958778	26-Jul-2022	26-Jul-2037
Edge Communication Device	EM	006478186-0001	006478186-0001	17-May-2019	17-May-2044
Edge Communication Device	EM	006478186-0002	006478186-0002	17-May-2019	17-May-2044
Edge Communication Device	GB	90064781860001	90064781860001	17-May-2019	17-May-2044
Edge Communication Device	GB	90064781860002	90064781860002	17-May-2019	17-May-2044
Integrated antenna-heatsink for wireless device applications	US	17/110,744	11,563,262 B2	24-Jan-2023	09-Dec-2040
Integrated antenna-heatsink for wireless device applications	US	18/086,069	11,949,147 B2	02-Apr-2024	09-Dec-2040
Expandable product architecture bus for consumer electronics gateways	US	17/126,858	11,695,438	04-Jul-2023	15-Sep-2041
Module identification method for expandable gateway applications	US	17/158,266	11,258,889	22-Feb-2022	26-Jan-2041
Module identification method for expandable gateway applications	US	17/872,095	11,641,413 B2	02-May-2023	26-Jan-2041
Resilient Antenna Securing Mechanism	US	17/148,846	11,431,075	30-Aug-2022	25-Mar-2041
Resilient Antenna Securing Mechanism	US	17/872,095	11,837,773	05-Dec-2023	14-Jan-2041

Method and System for IoT Edge Computing using Containers	US	17/238,436	11,838,794	05-Dec-2023	30-Aug-2041
Method and Procedure for miniaturing a multilayer PCB	US	17/313,073	11,523,502 B2	06-Dec-2022	06-May-2041
Method and Procedure for miniaturing a multilayer PCB	US	18/053,264	12,150,237	19-Nov-2024	07-Nov-2043
Method and Procedure for miniaturing a multilayer PCB	US	17/946,450	11,950,361 B2	02-Apr-2024	06-May-2041
Cable Pull Tab	US	17/342,191	11,695,238	04-Jul-2023	31-Jul-2041
Systems and Methods for Collaborative Edge Computing (AR/VR Edge Devices)	US	17/592,798	12,156,293	26-Nov-2024	26-Nov-1944
Method and System for Secure Container Application Framework	US	17/592,632	12,015,613 B2	18-Jun-2024	04-Feb-2044
Method and System for Secure Container Application Framework	US	17/592,667	12,126,622	22-Oct-2024	22-Oct-2044
VHC25 heatsink and antenna structure	US	29/722,411	D910,582	16-Feb-2021	16-Feb-2036
VHC25 heatsink and antenna structure	US	29/722,413	D942,959 S	08-Feb-2022	08-Feb-2037
VHC25 heatsink and antenna structure	US	29/722,415	D910,583	16-Feb-2021	16-Feb-2036
Stacker Electromagnetic Interference Shield	US	29/722,059	D922337	15-Jun-2021	15-Jun-2036
Stacker Electromagnetic Interference Shield	US	29/722,060	D922338	15-Jun-2021	15-Jun-2036
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	Brazil	BR302022001478-8	BR302022001478-8	24-Jan-2023	23-Mar-2047
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	Canada	211383	211383	24-Jan-2024	24-Mar-2037
Stacker Base Module	China	ZL202230157775.5	ZL202230157775.5	19-Jul-2024	24-Mar-2037
Stacker Base Module	EU	008916001-0001	008916001-0001	30-Mar-2022	23-Mar-2047
LTE Stacker Module	EU	008916001-0002	008916001-0002	30-Mar-2022	23-Mar-2047
Stacker Base Module with LTE Stacker Module (combined)	EU	008916001-0003	008916001-0003	30-Mar-2022	23-Mar-2047
Stacker Base Module with LTE Stacker Module (combined)	GB	6197729	6197729	24-Mar-2022	23-Mar-2047
Stacker Base Module	GB	6197727	6197727	24-Mar-2022	23-Mar-2047
LTE Stacker Module	GB	6197728	6197728	24-Mar-2022	23-Mar-2047
Stacker Base Module	India	361109-001	361109-001	08-May-2023	24-Sep-2036
Stacker Base Module	Japan	2022-006084	1733800	23-Dec-2022	24-Mar-2047
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	S Korea	30-2022-0011328	30-1222487	29-Jun-2023	23-Mar-2042
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	S Korea	30-2023-0010640	30-1245065	03-Jan-2024	23-Mar-2042
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	S Korea	30-2023-0010641	30-1245066	03-Jan-2024	23-Mar-2042
Stacker Base Module	Mexico	MX/f/2022/000838	69708	18-Apr-2024	22-Mar-2047
LTE Stacker Module	US	29/809,525	6197728	23-Mar-2022	23-Mar-2047
LTE Stacker Module	India	361107-001	361107-001	23-Feb-2023	28-Sep-2036
LTE Stacker Module	Japan	2022-006085	1733801	23-Dec-2022	24-Mar-2047
Stacker Base Module with LTE Stacker Module combined	US	29/809,755	D1025047	22-Mar-2024	23-Mar-2047
Stacker Base Module with LTE Stacker Module (combined)	India	361108-001	361108-001	04-May-2023	29-Sep-2036
Stacker Base Module with LTE Stacker Module (combined)	Japan	2022-006086	1733802	23-Dec-2022	24-Mar-2047

Manufacturing

We rely on two contract manufacturers in Taiwan and China to manufacture our VeeaHub® devices.

Research and Development

Because the industry in which the Company competes is characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ongoing research and development activities.

Key focus of the Company’s research and development activities include (i) the use of AI to optimize network and applications distribution and performance at the edge, (ii) support for elastic scaling and dynamic cloud to edge orchestration, (iii) real time radio and mesh tuning, (iv) partial and full air-gapped deployment between the public cloud and the edge, (v) optimized AI model execution across devices, the Veea Edge Platform and the cloud and (vi) fully integrated online ordering, fulfillment and activation to support large scale, hierarchical distribution partners.

Facilities

We are headquartered in New York City, New York. We have engineering offices in Iselin, New Jersey; Bath, United Kingdom; and Juvigny, France. We also maintain sales and marketing offices in Paris, France and Mexico City, Mexico.

Employees

As of December 31, 2024, we employed 45 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be satisfactory. Our future success depends on our continuing ability to attract and retain highly qualified employees and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with our sales and marketing activities and engineering activities.

ITEM 1A. RISK FACTORS.

Our future operating results could differ materially from the results described in this Annual Report due to the risks and uncertainties described below. You should consider carefully the following information about risks in evaluating our business. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations in these circumstances, the market price of our securities would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations – Cautionary Note Regarding Forward-Looking Information” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Summary of Risk Factors

Investing in our common stock involves risks. In addition, our business and operations are subject to a number of risks, which you should be aware of prior to making a decision to invest in our common stock. These risks are discussed more-fully in this “Item 1A. Risk Factors” section of this Annual Report beginning on page 18. Below is a summary of these risks.

●	Veea has not generated significant revenue from product sales, has incurred significant losses in recent years, and anticipates that it will continue to incur significant losses for the foreseeable future;

●	Veea will need to raise substantial additional funding, which would dilute existing shareholders, and a failure to secure additional funding would force the combined company to delay, reduce, or eliminate some of its product development programs or commercialization efforts;

●	The market for Veea’s platform and products is relatively new and highly competitive and the estimates of market opportunity and forecasts of market growth may prove to be inaccurate;

●	Veea may be unable to effectively manage its growth;

●	If Veea does not develop its services and introduce new services that achieve market acceptance, its growth, business, results of operations and financial condition could be adversely affected;

●	Veea’s sales cycle is often long and unpredictable;

●	Real or perceived errors, failures, defects, or bugs in Veea’s platforms, or disruptions in Veea’s operations, could adversely affect its results of operations and growth prospects;

●	Veea bears costs and risks associated with relying on distribution and partnering arrangements;

●	Veea’s operations are complex and rely on third party manufacturers, and any scarcity or unavailability of critical components used in Veea’s products could damage its business;

●	Veea depends on its management team and other key employees;

●	Veea has significant operations in foreign countries which expose it to certain risks inherent in doing business internationally;

●	Changes in international trade policies, tariffs, treaties customs, trade sanctions, trade embargoes and other barriers affecting importing/exporting materials may have a material adverse effect on Veea’s ability to import or export goods in a cost-effective and timely manner.

●	Veea may not be able to protect its intellectual property rights;

●	Veea may be subject to claims that Veea’s employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what Veea regards as Veea’s own intellectual property;

●	Third-party claims of intellectual property infringement, misappropriation or other violations against Veea or its collaborators may prevent or delay Veea’s products;

●	If Veea’s security measures are breached or fail and unauthorized access is obtained to a customer’s data, Veea’s service may be perceived as insecure, the attractiveness of its services to current or potential customers may be reduced, and Veea may incur significant liabilities;

●	Cybersecurity incidents may have a material adverse effect on Veea’s business, operations, financial performance, customer and vendor relationships, reputation and brand;

●	Veea is subject to many federal, state and local laws with which compliance is both costly and complex;

●	Potential health risks related to radiofrequency electromagnetic fields may subject Veea to various product liability claims and result in regulatory changes;

●	We rely on third-party telecommunications and internet service providers, including connectively to our cloud software, and any failure by these services to provide reliable services may cause us to lose customers and subject us to claims for credits or damages, among other things;

●	Veea is an “emerging growth company” within the meaning of the Securities Act, and, if Veea takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	A portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future;

●	Because there are no current plans to pay cash dividends on the Common Stock for the foreseeable future, you may not receive any return on investment unless you sell the Common Stock at a price greater than what you paid for it;

●	Veea’s business and operations could be negatively affected if it becomes subject to any litigation or stockholder activism;

●	An active, liquid trading market may not develop for the Common Stock;

●	The other risks and uncertainties discussed in this “Item 1A. Risk Factors” elsewhere in this Annual Report.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

Veea has incurred significant losses in recent years and anticipates that it will continue to incur significant losses in the near term.

Veea has suffered recurring losses from operations since its inception. In addition, Veea will incur significant sales, marketing and manufacturing expenses, in addition to the additional associated costs Veea will incur in connection with operating as a public company after the closing of the Business Combination. As a result, Veea expects to continue to incur significant operating losses over the next several years. Because of the numerous risks and uncertainties associated with developing computing technology products, Veea is unable to predict the extent of any future losses or when Veea will become profitable, if at all. Even if Veea does become profitable, Veea may not be able to sustain or increase its profitability on a quarterly or annual basis.

The amount of Veea’s future losses is uncertain, and Veea’s quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of its control and may be difficult to predict, including, but not limited to, the following:

●	Component supply constraints and sudden, unanticipated price increases from Veea manufacturers, suppliers and vendors;

●	Veea’s inability to accurately forecast product demand, resulting in increased inventory exposure and/or lost sales;

●	Slow or negative growth in the networking, smart agriculture, smart building, smart retail and related technology markets;

●	Changes in U.S. and international trade policy that adversely affect customs, tax or duty rates and/or currency fluctuations;

●	Intense competition from established and emerging players;

●	Rapid technological change leading to product obsolescence;

●	Slowdown or changes in market demand for technology products and services;

●	Reliance on a limited number of customers or products for revenue;

●	Inability to raise additional capital if needed;

●	Failure to effectively manage and scale critical infrastructure; and

●	Delays in product development and manufacturing causing missed market opportunities.

The cumulative effects of these factors could result in large fluctuations and unpredictability in Veea’s quarterly and annual operating results. As a result, comparing Veea’s operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in Veea failing to meet the expectations of industry or financial analysts or investors for any period. If Veea’s revenue or operating results fall below the expectations of analysts or investors or below any forecasts Veea may provide to the market, or if the forecasts Veea provides to the market are below the expectations of analysts or investors, the price of Veea’s Common Stock could decline substantially. Such a stock price decline could occur even if Veea has met any previously publicly stated guidance it may provide.

Veea has not generated any significant revenue from product sales.

Veea’s ability to become profitable depends upon Veea’s ability to generate revenue. To date, Veea has not generated significant revenue from its products or from product sales. Veea’s ability to generate revenue depends on a number of factors, many of which are detailed elsewhere herein, and including, but not limited to, Veea’s ability to:

●	Solve real problems for its target market in a unique and compelling way and truly understand the needs of its customers;

●	Clearly articulate the benefits and differentiation for Veea from its competitors;

●	Design, build and deliver products and services that are reliable and effective and meet customer expectations;

●	Constantly innovate and differentiate its products and services including adding additional features and functionalities;

●	Reach its target market through the right sales efforts including the right channels and partners;

●	Utilize a clear and actionable sales strategy to identify, qualify, and convert leads into paying customers;

●	Generate interest in Veea products and services via effective marketing and publicity;

●	Price its products and services to match the market’s perception of value of those products and services;

●	Maintain consistent design and manufacturing of Veea products to match inventory with demand;

●	Continue to deliver high-quality products and services on time and within budget for its customers;

●	Provide responsive and helpful customer support that leaves a positive impression and builds loyalty; and

●	Continuously improve all Veea products, services and processes to enhance efficiency, reduce costs, and optimize performance.

If Veea does not achieve one or more of these factors in a timely manner or at all, Veea could experience significant delays or an inability to successfully commercialize its products, which would materially harm its business.

Veea will need to raise substantial additional funding. If Veea is unable to raise capital when needed or on terms acceptable to Veea, it would be forced to delay, reduce, or eliminate some of its product development programs or commercialization efforts.

The development of edge computing devices and products is capital-intensive. Veea expects its expenses to significantly increase in connection with its ongoing activities, and to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Veea may also need to raise additional funds sooner if Veea chooses to pursue additional indications and/or geographies for its current or future products or otherwise expands more rapidly than presently anticipated. Furthermore, Veea will incur additional costs associated with operating as a public company. Accordingly, Veea will need to obtain substantial additional funding in connection with its continuing operations. If Veea is unable to raise capital when needed or on attractive terms, Veea would be forced to delay, reduce or eliminate certain of its research and development programs or future commercialization efforts.

Developing computing technology products is a time-consuming, expensive and uncertain process that takes years to complete. In addition, Veea’s products may not achieve commercial success.

Veea may need to continue to rely on additional financing to achieve its business objectives. Any additional fundraising efforts may divert Veea’s management from their day-to-day activities, which may adversely affect Veea’s ability to develop and commercialize its products. Market conditions and disruptions in the market (such as due to economic downturn, and geopolitical developments such as the war in Ukraine) may make equity and debt financing more difficult to obtain and may have a material adverse effect on Veea’s ability to meet its fundraising needs. Veea cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to Veea, if at all.

If Veea is unable to obtain funding on a timely basis or on acceptable terms, Veea may be required to significantly curtail, delay or discontinue one or more of its research or development programs or commercialization or be unable to expand its operations or otherwise capitalize on its business opportunities as desired, which could materially affect its business, financial condition and results of operations.

Raising additional capital may cause dilution to Veea’s stockholders, restrict its operations or require it to relinquish rights to its technologies or products.

Until such time, if ever, as Veea can generate substantial product revenue, Veea expects to finance its cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Veea does not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of Veea’s stockholders and the issuance of additional securities, whether equity or debt, by Veea or the possibility of such issuance, may cause the market price of Veea’s shares to decline. To the extent that Veea raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a stockholder. Debt financing, if available, would increase Veea’s fixed payment obligations and may involve agreements that include covenants limiting or restricting Veea’s ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact Veea’s ability to conduct its business. Veea could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force Veea to relinquish rights to some of its technologies or products or otherwise agree to terms unfavorable to Veea which could have a material adverse effect on Veea’s business, operating results and prospects.

Veea also could be required to seek funds through arrangements with collaborators or distributors or otherwise at an earlier stage than otherwise would be desirable. If Veea raises funds through collaborations, strategic alliances or distribution or licensing arrangements with third parties, Veea may have to relinquish valuable rights to its intellectual property, future revenue streams, research programs or products, grant licenses on terms that may not be favorable to Veea or grant rights to develop and market products that Veea would otherwise prefer to develop and market itself, any of which may have a material adverse effect on Veea’s business, operating results and prospects.

Risks Related to Our Business, Industry and Technology

The market for Veea’s platform and products is relatively new, and may decline or experience limited growth, and Veea’s business is dependent on its clients’ continuing adoption and use of its services and products.

The market for edge computing is in an early stage of development. There is considerable uncertainty over the size and rate at which this market will grow, as well as whether our platform will be widely adopted. Our success will depend, to a substantial extent, on the widespread adoption of our platform as an alternative to other solutions.

Although Veea believes a broad market exists for its products and services, Veea’s assumptions may be incorrect or overestimated. In addition, there can be no assurance that Veea’s products and services will achieve a sufficient level of market acceptance to result in profitable operations.

Furthermore, in the event a broad market exists for its products and services, Veea may not have sufficient capital resources to implement its business plan and successfully achieve market acceptance. The timing, size and technology choices in the market could evolve differently than predicted and Veea could encounter unforeseen technical challenges in meeting market demand.

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Third-party market opportunity estimates, and our growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable companies or end-users covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenues for us. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow for a variety of reasons, including reasons outside of our control, such as competition in our industry.

Veea may be unable to effectively manage growth.

For Veea to succeed, it may need to undergo significant expansion. There can be no assurance that it will achieve this expansion. Additionally, expansion may place a significant strain on Veea’s management, operational and financial resources. There can be no assurance that Veea’s current and planned personnel, systems, procedures and controls will be adequate to support its future operations at any increased level. Veea’s ability to manage such growth effectively will require Veea to develop and improve operational, management and financial systems and controls and to hire, train, motivate and manage its employees and contractors. As a result, Veea is subject to significant growth-related risks, including the risk that it will be unable to hire or retain the necessary personnel or acquire other resources necessary to service such growth adequately. Veea’s failure to manage growth effectively could have a material adverse effect on its business, results of operations and financial condition.

If Veea does not develop enhancements to its services and introduce new services that achieve market acceptance, its growth, business, results of operations and financial condition could be adversely affected.

Veea’s ability to attract new clients and increase revenue from existing clients depends, in part, on its ability to enhance and improve its existing offerings, increase adoption and usage of its offerings, and introduce new offerings. The success of any enhancements or new offerings depends on several factors, including timely completion, adequate quality testing, actual performance quality, market accepted pricing levels and overall market acceptance.

Enhancements and new services that Veea develops may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with its platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, Veea’s ability to increase the usage of its services depends, in part, on the development of new uses for its services, which may be outside of its control. If Veea is unable to successfully enhance its existing services to meet evolving consumer requirements, increase adoption and usage of its services, develop new services, or if its efforts to increase the usage of its services are more expensive than Veea expects, then its business, results of operations and financial condition would be adversely affected.

Competition may impact Veea’s results and its ability to operate profitably.

The markets in which Veea operates are competitive in terms of price, functionality, service quality, customization, timing of development, and the introduction of new products and services. Veea may encounter increased competition from new market entrants and alternative technologies. Veea’s competitors may implement new technologies before Veea does, offer more attractively priced or enhanced products, services or solutions, or they may offer other incentives that Veea does not provide. Some of Veea’s competitors may also have greater resources in certain business segments or geographic areas than Veea does. In addition, industry convergence and consolidation could potentially result in stronger competitors with greater resources and competitive advantages than Veea.

If Veea fails to compete effectively, this could have a materially adverse effect on Veea’s revenues, financial condition, profitability and cash flows. Competitive forces may also lead to reduced profit margins, loss of market share, and increased costs in research and development, manufacturing, and sales and marketing expense.

Veea’s sales efforts involve considerable time and expense and its sales cycle is often long and unpredictable.

Veea’s results of operations may fluctuate, in part, because of the intensive nature of Veea’s sales efforts and the length and unpredictability of Veea’s sales cycle. As part of Veea’s sales efforts, Veea invests considerable time and expense evaluating the specific organizational needs of its potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. Veea often also provides its platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of Veea’s platforms, and there is no guarantee that Veea will be able to convert customers from these short-term pilot deployments to full revenue-generating contracts. The length of Veea’s sales cycle, from initial demonstration of its platforms to sale of its platforms and services, tends to be long and varies substantially from customer to customer. Veea’s sales cycle often lasts many months. Because decisions to purchase Veea’s platforms involves significant financial commitments, potential customers generally evaluate Veea’s platforms at multiple levels within their organization, each of which often have specific requirements and typically involve their senior management.

Veea’s results of operations depend on sales to government and commercial enterprise organizations, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions, capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed solutions, perceptions about Veea’s business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within Veea’s potential customers tend to have vested interests in the continued use of internally developed or existing solutions, which may make it more difficult for us to sell our platforms and products. As a result of these and other factors, Veea’s sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by its senior management, and there can be no assurances that it will be successful in making a sale to a potential customer. If Veea’s sales efforts to a potential customer do not result in sufficient revenue to justify Veea’s investments, including in its growing direct sales force, its business, financial condition, and results of operations could be adversely affected.

Veea’s ability to sell its platform and satisfy its customers is dependent on the quality of its services, and its failure to offer high quality services could have a material adverse effect on its sales and results of operations.

Once Veea’s platforms are deployed and integrated with our customers’ existing information technology investments and data, Veea’s customers depend on our support and maintenance services to resolve any issues relating to our platforms. Increasingly, Veea’s platforms have been deployed in large-scale, complex technology environments, and Veea believes its future success will depend on its ability to increase sales of its platforms for use in such deployments. Further, its ability to provide effective ongoing services, or to provide such services in a timely, efficient, or scalable manner, may depend in part on its customers’ environments and their upgrading to the latest versions of its platforms and participating in its centralized platform management and services.

In addition, Veea’s ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as Veea’s platforms. The number of Veea’s customers has grown significantly, and that growth has and may continue to put additional pressure on its services teams. Veea may be unable to respond quickly enough to accommodate short-term increases in customer demand for its support and maintenance services. Veea also may be unable to modify the future scope and delivery of its support and maintenance services to compete with changes in the services provided by its competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect Veea’s business and results of operations. In addition, as Veea continues to grow its operations and expand outside of the United States, Veea needs to be able to provide efficient services that meet its customers’ needs globally at scale, and its services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If Veea is unable to provide efficient support and maintenance services globally at scale, its ability to grow its operations may be harmed, and Veea may need to hire additional services personnel, which could negatively impact its business, financial condition, and results of operations.

Veea’s customers typically need training in the proper use of and the variety of benefits that can be derived from its platforms to maximize the potential of its platforms. If Veea does not effectively deploy, update, or upgrade its platforms, succeed in helping its customers quickly resolve post-deployment issues, and provide effective ongoing services, Veea’s ability to sell additional products and services to existing customers could be adversely affected, Veea may face negative publicity, and its reputation with potential customers could be damaged. Many enterprise and government customers require higher levels of service than smaller customers. If Veea fails to meet the requirements of the larger customers, it may be more difficult to execute on its strategy to increase its penetration with larger customers. As a result, Veea’s failure to maintain high quality services may have a material adverse effect on its business, financial condition, results of operations, and growth prospects.

Real or perceived errors, failures, defects, or bugs in Veea’s platforms could adversely affect its results of operations and growth prospects.

Because Veea offers very complex technology platforms, undetected errors, defects, failures, or bugs have occurred and may in the future occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Veea’s platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in Veea’s platforms or may expose undetected errors, failures, or bugs in its platforms. Despite testing by Veea, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of its platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect its reputation and its customers’ willingness to buy platforms from Veea and adversely affect market acceptance or perception of Veea’s platforms. Many of Veea’s customers use its platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in Veea’s platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance, errors, defects, or failures in released software could cause Veea to lose revenue or market share, increase Veea’s service costs, cause Veea to incur substantial costs in redesigning the software, cause Veea to lose significant customers, subject Veea to liability for damages and divert Veea’s resources from other tasks, any one of which could materially and adversely affect Veea’s business, results of operations and financial condition. In addition, Veea’s platforms could be perceived to be ineffective for a variety of reasons outside of its control. Hackers or other malicious parties could circumvent Veea’s or Veea’s customers’ security measures, and customers may misuse Veea’s platforms resulting in a security breach or perceived product failure.

Real or perceived errors, failures, or bugs in our platforms and services, or dissatisfaction with Veea’s services and outcomes, could result in customer terminations and/or claims by customers for losses sustained by them. In such an event, Veea may be required, or Veea may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such errors, failures, or bugs. Although Veea has limitation of liability provisions in Veea’s standard software licensing and service agreement terms and conditions, these provisions may not be enforceable in some circumstances, may vary in levels of protection across our agreements, or may not fully or effectively protect Veea from such claims and related liabilities and costs.

Veea generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, Veea is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if Veea is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). The sale and support of Veea’s products also entail the risk of product liability claims. Veea maintains insurance to protect against certain claims associated with the use of its products, but its insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in Veea’s expenditure of funds in litigation and divert management’s time and other resources.

In addition, Veea’s platforms integrate a wide variety of other elements, and Veea’s platforms must successfully interoperate with products from other vendors and its customers’ internally developed software. As a result, when problems occur for a customer using Veea’s platforms, it may be difficult to identify the sources of these problems, and Veea may receive blame for a security, access control, or other compliance breach that was the result of the failure of one of the other elements in a customer’s or another vendor’s information technology, security, or compliance infrastructure. The occurrence of software or errors in data, whether or not caused by Veea’s platforms, could delay or reduce market acceptance of Veea’s platforms and have an adverse effect on Veea’s business and financial performance, and any necessary revisions may cause Veea to incur significant expenses. The occurrence of any such problems could harm Veea’s business, financial condition, and results of operations. If an actual or perceived breach of information correctness, auditability, integrity, or availability occurs in one of our customers’ systems, regardless of whether the breach is attributable to Veea’s platforms, the market perception of the effectiveness of Veea’s platforms could be harmed. Alleviating any of these problems could require additional significant expenditures of Veea’s capital and other resources and could cause interruptions, delays, or cessation of Veea’s product licensing, which could cause Veea to lose existing or potential customers and could adversely affect Veea’s business, financial condition, results of operations, and growth prospects.

A product failure could expose Veea to damages (including consequential damages or strict liability) if used in certain critical usage situations (e.g., monitoring a critical system like a transportation control system or water level control use case). Veea’s contractual liability disclaimers could be set-aside by a court or administrative agency, exposing Veea to economic and reputational injury.

Veea bears costs and risks associated with relying on distribution and partnering arrangements.

Recruiting and retaining qualified third-party distributors and channel partners and training them in our technology and product offerings require significant time and resources. To develop and expand our distributors and channel partners, we must continue to scale and improve our processes and procedures that support our distributors and channel partners.

Furthermore, if our relationship with a successful distributor or channel partner terminates, we may be unable to replace them without disruption to our business. If we fail to maintain positive relationships with our distributors or channel partners, fail to develop new relationships with other distributors or channel partners (including in new markets), fail to manage, train, or incentivize our existing distributors or channel partners effectively, or fail to strike agreements with attractive terms, or if our distributors and channel partners are not successful in their businesses, our revenue may decrease, and our operating results, reputation, and business may be harmed.

Additionally, if Veea does not effectively manage its sales channel and distributor inventory and product mix, it may incur costs associated with excess inventory or lose sales from having too few products. If we improperly forecast demand for our products, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or incur additional costs by having to ship products by air freight.

Any disruption of Veea’s operations, whether due to natural or political events, may be highly damaging to the operation of Veea’s business.

Veea’s business operations and those of its suppliers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disasters, power loss, computer viruses, computer systems failure, telecommunications failure, pandemics, quarantines, national catastrophe, terrorist activities, war and other events beyond its control. If any disaster were to occur, our or our supplier’s ability to operate could be seriously impaired and Veea could experience material harm to our business, operating results and financial condition.

The delivery of goods from suppliers, and to customers, could also be hampered for the reasons stated above. Interruptions to Veea’s systems and communications may have an adverse effect on Veea’s operations and financial condition.

Veea’s operations are complex and rely on third party manufacturers. If critical components used in Veea’s products become scarce or unavailable, Veea may incur delays in delivering its products and providing services, which could damage its business. Veea relies on a sustainable supply chain. Any issues with this supply chain could adversely affect daily business operations and profitability.

Veea depends on third party providers, suppliers and licensors to supply some of the hardware, software and support necessary to provide some of Veea’s products and services. Veea obtains these materials from a limited number of vendors, some of which do not have a long operating history, or which may not be able to continue to supply the equipment, supplies, and services it desires. Some of Veea’s hardware, software and operational support vendors represent Veea’s primary or sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services Veea needs in a timely manner, at its specifications and at reasonable prices, its ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay Veea’s ability to serve our customers. These events could materially and adversely affect Veea’s ability to retain and attract customers, and have a material negative impact on Veea’s operations, business, financial results and financial condition.

Veea’s reliance on third-party manufacturers also exposes Veea to the following risks over which it has limited control:

●	unexpected increases in manufacturing and repair costs;

●	inability to control the timing, quality and reliability of finished products;

●	inability to control delivery schedules;

●	liability for expenses incurred by third-party manufacturers in reliance on forecasts that later prove to be inaccurate, including the cost of components purchased by third-party manufacturers on Veea’s behalf;

●	industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers.

●	lack of adequate capacity to manufacture all or a part of the products Veea requires; and

●	labor unrest affecting the ability of the third-party manufacturers to produce Veea products.

Veea relies on third-party telecommunications and internet service providers, and any failure by these service providers to provide reliable services could cause Veea to lose customers and subject it to claims for credits or damages, among other things.

Veea relies on services from third-party telecommunications providers in order to provide services to its customers and their customers. In addition, Veea depends on its internet bandwidth suppliers to provide uninterrupted and error-free service through their, networks. Veea exercises little control over these third-party providers, which increases its vulnerability to problems with the services they provide.

When problems occur, it may be difficult to identify the source of the problem. Service disruption or outages, whether caused by Veea’s service, the products or services of Veea’s third-party service providers, or Veea’s customers’ or their customers’ equipment and systems, may result in loss of market acceptance of its products and technologies and any necessary remedial actions may force it to incur significant costs and expenses.

If any of these service providers fail to provide reliable services, suffer outages, degrade, disrupt, increase the cost of or terminate the services that Veea and its customers depend on, Veea may be required to switch to another service provider. Delays caused by switching Veea’s technology to another service provider, if available, and qualifying this new service provider could materially harm its operating results. Further, any failure on the part of third-party service providers to achieve or maintain expected performance levels, stability and security could harm Veea’s relationships with its customers, cause it to lose customers, result in claims for credits or damages, increase its costs or the costs incurred by its customers, damage its reputation, significantly reduce customer demand for its products and technologies and seriously harm its and operating results.

Veea depends on its management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect its business.

Veea’s future success depends, in part, on Veea’s ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously and adversely affect Veea’s business, financial condition and results of operations. Although Veea has entered into employment or consulting agreements with certain of Veea’s personnel, their employment is generally for no specific duration.

Veea’s future performance also depends on the continued services and continuing contributions of Veea’s senior management team, which include Allen Salmasi, Veea’s Founder and Chief Executive Officer to execute on Veea’s business plan and to identify and pursue new opportunities and product innovations. Veea has not entered into an employment agreement with Mr. Salmasi. The loss of services of Veea’s senior management team, particularly Veea’s Chief Executive Officer could significantly delay or prevent the achievement of Veea’s development and strategic objectives, which could adversely affect Veea’s business, financial condition and results of operations.

Veea may not be successful in continuing to attract and retain highly qualified employees to remain competitive.

Veea believes that Veea’s future success largely depends on Veea’s continued ability to hire, develop, motivate and retain engineers and other qualified employees who develop successful new products/solutions, support Veea’s existing product range and provide services to Veea’s customers and create great customer experience.

Competition for highly qualified people in the industries in which Veea operates remains intense. This competition is only further increased by the fact that other industries are looking for similar talent. Veea is continuously striving to create a positive work experience for its employees. However, there are no guarantees that Veea will be successful in attracting and retaining employees with the right skills in the future, and failure in retaining and recruiting could have a material adverse effect on Veea’s business and brand.

Veea’s management team has limited experience managing a public company and regulatory compliance may divert their attention from the day-to-day management of Veea’s business.

Most of the individuals who now constitute Veea’s management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Veea’s management team may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Veea’s senior management and could divert their attention away from the day-to-day management of the businesses, which could adversely affect Veea’s businesses. It is probable that Veea will be required to expand its employee base and hire additional employees to support its operations as a public company, which would increase Veea’s operating costs in future periods.

Global economic conditions could materially adversely impact demand for Veea’s products and services.

Veea’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of Veea’s products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for Veea’s products and services and, accordingly, on Veea’s business, results of operations or financial condition. For example, any economic and political uncertainty caused by the United States tariffs imposed on goods from various countries, and any corresponding tariffs from those countries in response, may negatively impact demand and/or increase the cost for Veea’s products. There is also potential adverse impact including reduced demand for products and services, excess and obsolete inventories, financial difficulties among our suppliers and vendors, difficulty in collecting on accounts receivable, increased difficulty in forecasting sales and operating results and increased volatility in results.

The challenging global economic conditions, e.g., downturn in the global economy, political unrest and uncertainty, labor and supply shortages, increasing inflation and rising interest rates, or geopolitical risks and trade frictions may have adverse, wide-ranging effects on demand for Veea’s products and for the products of Veea’s customers. This could cause customers to postpone investments or initiate other cost-cutting measures to maintain or improve their financial position. This could also result in significantly reduced expenditures for Veea’s products and services, including network infrastructure, in which case Veea’s operating results would suffer. If demand for Veea’s products and services were to fall, Veea may experience material adverse effects on Veea’s revenues, cash flow, capital employed and value of Veea’s assets and Veea could incur operating losses. The potential adverse effects of an economic downturn include:

●	reduced demand for products and services, resulting in increased price competition or deferrals of purchases, with lower revenues not fully compensated through reduced costs;

●	excess and obsolete inventories and excess manufacturing capacity;

●	financial difficulties or failures among Veea’s suppliers;

●	increased demand for customer finance, difficulties in collection of accounts receivable and increased risk of counter party failures;

●	impairment losses related to Veea’s intangible assets as a result of lower forecasted sales of certain products; and

●	increased difficulties in forecasting sales and financial results as well as increased volatility in Veea’s reported results.

Veea’s operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect Veea’s business, results of operations or financial condition.

Veea has revenue, operations, contract manufacturing arrangements in foreign countries that expose Veea to certain risks. For example, fluctuations in exchange rates may affect Veea’s revenue, expenses and results of operations as well as the value of Veea’s assets and liabilities as reflected in our financial statements. Veea is also subject to other types of risks, including the following:

●	protection of intellectual property and trade secrets;

●	tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost-effective and timely manner, or changes in applicable tariffs or custom rules;

●	the burden of complying with and changes in U.S. or international taxation policies;

●	timing and availability of export licenses including authorization for the export of controlled items;

●	rising labor costs;

●	disruptions in or inadequate infrastructure of the countries where Veea operates;

●	the impact of public health epidemics on employees and the global economy;

●	difficulties in collecting accounts receivable;

●	difficulties in staffing and managing international operations; and

●	the burden of complying with foreign and international laws and treaties.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our business operations and prospects.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on our business as a result of our current relationships with manufacturers in China and Taiwan. In addition, retaliatory tariffs could have a significant negative impact on our business overseas that rely on imports from the United States, and our business in the United States that relies on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could lead to material adverse effects on our business operations and prospects. As a result of tariffs or the threat of tariffs that may have a material impact on our business, it may be costly or impractical for us to locate new customers, substitute suppliers for current suppliers and/or develop other business opportunities to mitigate the material adverse effects of the tariffs.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. If we are unable to mitigate the material adverse effects, if any, presented by the tariffs, our business prospects, results of operations and financial conditions may be materially adversely affected.

Disruptions to the global supply chain may affect the timely manufacture and delivery of products.

Veea is subject to variations and disruptions in the availability, price, and lead times for component parts for its products. During such periods, Veea may experience longer than normal lead time for component parts. Increased costs as a result of excessive demand for parts. In addition, contract manufacturers may be limited in terms of credit terms they can offer. This may require Veea to pay deposits in advance of production, or to seek alternative financing. These problems may be compounded further by finite manufacturing capacity. The impact to Veea and its customers is longer than expected product delivery schedules which has a direct effect on revenue recognition and cash collection.

Ongoing geopolitical and trade uncertainty from a range of factors may have a material adverse impact on Veea’s business, operations, business prospects and consequently on operating results, financial conditions and Veea’s ability to meet Veea’s targets.

Veea is subject to the increasing adverse impact of trade disputes, restrictions on imports and exports, export controls, the dismantling of dispute settlement mechanisms, and the increased control of national resources like airwaves and communications standards. Additional risks include the need to modify, change or eliminate current manufacturing capability and capacity, find alternative sources of supply and manufacturing resources and comply with rules and regulations for local sourcing and investment.

Geopolitical alliances are shifting as global tensions, including between US and China, drive growing economic, technological, military, and political competition across the world. At the same time, there are numerous ongoing local and regional conflicts, of which the ongoing military conflict between the Ukraine and Russia, are of particular significance. It is not yet clear how these new dynamics will play out across the world. These tensions, including trade restrictions, enhanced sanctions measures and increased safeguards for national security purposes, can impact global market conditions and continue to be challenging for global supply chains.

Because some of Veea’s products are manufactured in China and Taiwan, further changes in the economic and political policies in or relating to China and tensions between China and Taiwan could have a material adverse effect on Veea’s business. Additionally, political instability in the regions in which Veea operates may further increase the risk of possible legal or regulatory violations by Veea or its suppliers, agents and employees. Any violation could cause severe reputational harm to Veea and a material adverse effect on Veea’s business operations. Additional impacts could include:

●	reduced or lost market access;

●	decreased ability for unrestricted use of Veea’s global supply chain for all markets, e.g., as a result of import or export restrictions in the US and China;

●	increased trade restrictions, including economic sanctions and export controls, tariffs and increased costs which may not be recoverable;

●	separation of global standards for mobile telecommunication;

●	sourcing restrictions and constraints for access to hardware and software products and components;

●	reduced efficiency in research and development (“R&D”) and restrictions in use of R&D resources;

●	deferrals of purchases, with lower revenues not fully compensated through reduced costs;

●	excess and obsolete inventories and excess manufacturing capacity;

●	financial difficulties or failures among Veea’s suppliers;

●	impairment losses related to Veea’s intangible assets as a result of lower forecasted sales of certain products; and

●	increased difficulties in forecasting sales and financial results as well as increased volatility in Veea’s reported results.

If Veea fails to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency in its internal control over financial reporting, Veea’s ability to report its financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in Veea company could diminish, and the value of its stock may decline.

Preparing Veea’s consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement or other errors of Veea’s consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly traded company, Veea discloses whether our internal control over financial reporting and disclosure controls and procedures are effective.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of Veea’s annual or interim financial statements will not be prevented or detected on a timely basis. While Veea continually undertakes steps to improve Veea’s internal controls over financial reporting as Veea’s business changes, Veea may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. If Veea is unable to successfully remediate any current or future material weaknesses in Veea’s internal controls over financial reporting, the accuracy and timing of Veea’s financial reporting may be adversely affected; Veea’s liquidity, access to capital markets and perceptions of Veea’s creditworthiness may be adversely affected; Veea may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; Veea may be subject to regulatory investigations and penalties; investors may lose confidence in its financial reporting; Veea may suffer defaults under Veea’s debt instruments; and Veea’s stock price may decline.

Risks Related to Our Intellectual Property

If Veea is unable to obtain and maintain patent protection for Veea’s products and other proprietary technologies Veea develops, or if the scope of the patent protection obtained is not sufficiently broad, Veea’s competitors could develop and commercialize products and technology similar or identical to Veea’s, and Veea’s ability to successfully commercialize Veea’s products and other proprietary technologies Veea may develop may be adversely affected.

Veea’s success depends in large part on Veea’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to Veea’s products and other proprietary technologies Veea may develop. In order to protect Veea’s proprietary position, Veea has filed and intends to file additional patent applications in the U.S. and abroad relating to Veea’s products and other proprietary technologies Veea may develop; however, there can be no assurance that any such patent applications will issue as granted patents or that a granted patent will provide sufficient coverage for Veea’s products. If Veea is unable to obtain or maintain patent protection with respect to Veea’s products and other proprietary technologies Veea may develop, Veea’s business, financial condition, results of operations and prospects could be materially harmed.

The patent prosecution process is expensive, time-consuming and complex, and Veea may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that Veea will fail to identify patentable aspects of Veea’s research and development output in time to obtain patent protection. Although Veea enters into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of Veea’s research and development output, such as Veea’s employees, corporate collaborators, outside collaborators, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing Veea’s ability to seek patent protection. In addition, Veea’s ability to obtain and maintain valid and enforceable patents depends on whether the differences between Veea’s inventions and the prior art allow Veea’s inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, Veea cannot be certain that Veea or Veea’s licensors were the first to make the inventions claimed in any of Veea’s owned or licensed patents or pending patent applications, or that Veea or Veea’s licensors were the first to file for patent protection of such inventions.

The patent position of technology companies generally is highly uncertain and involves complex legal and factual questions. As a result, the issuance, scope, validity, enforceability and commercial value of Veea’s patent rights are highly uncertain. Veea’s patent applications may not result in patents being issued which protect Veea’s products and other proprietary technologies which Veea may develop, or which effectively prevent others from commercializing competitive technologies and products. In particular, Veea’s ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe Veea’s intellectual property will depend in part on Veea’s success in obtaining and enforcing patent claims that cover all of Veea’s technology, inventions and improvements. With respect to both licensed and company-owned intellectual property, Veea cannot be sure that patents will be granted with respect to any of Veea’s pending patent applications or with respect to any patent applications filed by us in the future. Moreover, even issued patents do not provide Veea with the right to practice Veea’s technology in relation to the commercialization of Veea’s products. Third parties may have blocking patents that could be used to prevent us from commercializing Veea’s products and practicing Veea’s proprietary technology. Veea’s issued patent as well as patents that may issue in the future that Veea owns or licenses may be challenged, invalidated, or circumvented, which could limit Veea’s ability to stop competitors from marketing related products or limit the length of the term of patent protection that Veea may have for Veea’s products. Furthermore, Veea’s competitors may independently develop similar technologies.

Additionally, issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and Veea’s patents may be challenged in the courts or patent offices in the U.S. and abroad. Veea may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or in other jurisdictions, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or other similar proceedings challenging Veea’s patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate or render unenforceable, Veea’s patent rights, allow third parties to commercialize Veea’s products and other proprietary technologies Veea may develop and compete directly with Veea, without payment to Veea, or result in Veea’s inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from Veea’s scientists and management, even if the eventual outcome is favorable to us.

In addition, if the breadth or strength of protection provided by Veea’s patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with Veea to license, develop or commercialize current or future products.

Veea may not be able to protect Veea’s intellectual property rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents and other intellectual property rights on Veea’s technology and any products Veea may develop in all jurisdictions throughout the world would be prohibitively expensive, and accordingly, Veea’s intellectual property rights in some jurisdictions outside the U.S. could be less extensive than those in the U.S. In some cases, Veea or Veea’s licensors may not be able to obtain patent or other intellectual property protection for certain technology and products outside the U.S. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, Veea and Veea’s licensors may not be able to obtain issued patents or other intellectual property rights covering any products Veea may develop and Veea’s technology in all jurisdictions outside the U.S. and, as a result, may not be able to prevent third parties from practicing Veea’s and Veea’s licensors’ inventions in all countries outside the U.S., or from selling or importing products made using Veea’s inventions in and into the U.S. or other jurisdictions. For example, third parties may use Veea’s technologies in jurisdictions where Veea and Veea’s licensors have not pursued and obtained patent or other intellectual property protection to develop their own products and, further, may export otherwise infringing, misappropriating or violating products to territories where Veea has patent or other intellectual property protection, but enforcement is not as strong as that in the U.S.

Additionally, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain jurisdictions, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement, misappropriation or other violation of Veea’s patent and other intellectual property rights or marketing of competing products in violation of Veea’s intellectual property rights generally. Proceedings to enforce Veea’s or Veea’s licensors’ patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert Veea’s efforts and attention from other aspects of Veea’s business, could put Veea’s patent and other intellectual property rights at risk of being invalidated or interpreted narrowly and Veea’s patent applications at risk of not issuing and could provoke third parties to assert claims against us. Veea or Veea’s licensors may not prevail in any lawsuits that Veea or Veea’s licensors initiate and, if Veea or Veea’s licensors prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, Veea’s efforts to enforce Veea’s intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Veea develop or license.

Many jurisdictions also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, and many jurisdictions limit the enforceability of patents against government agencies or government contractors. In these jurisdictions, the patent owner may have limited remedies, which could materially diminish the value of such patents. If Veea or any of Veea’s licensors is forced to grant a license to third parties with respect to any patents relevant to Veea’s business, Veea’s competitive position may be impaired, and Veea’s business, financial condition, results of operations and prospects may be adversely affected.

Issued patents covering products Veea may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

Veea’s owned and licensed patent rights may be subject to priority, validity, inventorship and enforceability disputes. If Veea or Veea’s licensors are unsuccessful in any of these proceedings, such patent rights may be narrowed, invalidated or held unenforceable. The foregoing could have a material adverse effect on Veea’s business, financial condition, results of operations and prospects.

For example, if Veea or one of Veea’s licensors initiate legal proceedings against a third party to enforce a patent covering any of Veea’s products or Veea’s technology, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, derivation proceedings, post grant review, inter partes review and equivalent proceedings such as opposition, invalidation and revocation proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to Veea’s patents in such a way that they no longer cover one or more of Veea’s products or Veea’s technology or no longer prevent third parties from competing with any products Veea may develop or Veea’s technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a distraction to management and other employees. With respect to the validity question, for example, Veea cannot be certain that there is no invalidating prior art, of which the patent examiner and Veea or Veea’s licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, Veea could lose at least part, and perhaps all, of the patent protection on one or more of Veea’s products or technology. Such a loss of patent protection could have a material adverse effect on Veea’s business, financial condition, results of operations and prospects.

Obtaining and maintaining Veea’s patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and Veea’s patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of Veea’s owned or licensed patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on Veea’s business, financial condition, results of operations, and prospects.

Changes in patent law in the U.S. or worldwide could diminish the value of patents in general, thereby impairing Veea’s ability to protect any products Veea may develop and Veea’s technology.

Changes in either the patent laws or interpretation of patent laws in the U.S. and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any in-licensed issued patents and issued patents Veea may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of Veea’s patent applications and the enforcement or defense of patents to issue, all of which could have a material adverse effect on Veea’s business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations.

Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on Veea’s patent rights and Veea’s ability to protect, defend and enforce Veea’s patent rights in the future.

Veea may be subject to claims challenging the inventorship or ownership of Veea’s patent and other intellectual property rights.

Veea or Veea’s licensors may be subject to claims that former employees, collaborators or other third parties have an interest in Veea’s owned or in-licensed patent rights, trade secrets or other intellectual property as an inventor or co-inventor. For example, Veea or Veea’s licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing Veea’s products or technology. Litigation may be necessary to defend against these and other claims challenging inventorship or Veea’s or Veea’s licensors’ ownership of Veea’s owned or in-licensed patent rights, trade secrets or other intellectual property. If Veea or Veea’s licensors fail in defending any such claims, in addition to paying monetary damages, Veea may lose valuable intellectual property rights, such as exclusive ownership of or right to use intellectual property that is important to any products Veea may develop or Veea’s technology. Even if Veea is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on Veea’s business, financial condition, results of operations and prospects.

Veea may be subject to claims that Veea’s employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what Veea regards as Veea’s own intellectual property.

Some of Veea’s employees, consultants and advisors are currently or were previously employed at other companies, including Veea’s competitors or potential competitors. Although Veea tries to ensure that Veea’s employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, Veea may be subject to claims that Veea or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If Veea fails in defending any such claims, in addition to paying monetary damages, Veea may lose valuable intellectual property rights or personnel. Even if Veea is successful in defending against such claims, litigation could result in substantial costs and be a distraction to Veea’s management.

In addition, while it is Veea’s policy to require Veea’s employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, Veea may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that Veea regards as Veea’s own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and Veea may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what Veea regards as Veea’s intellectual property. Such claims could have a material adverse effect on Veea’s business, financial condition, results of operations and prospects.

Third-party claims of intellectual property infringement, misappropriation or other violations against us or Veea’s collaborators may prevent or delay the development and commercialization of Veea’s products and other proprietary technologies Veea may develop.

Veea’s commercial success depends in part on Veea’s ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the technology industry, as well as administrative proceedings for challenging patents, including interference, derivation, reexamination, inter partes review and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which Veea is commercializing or plan to commercialize Veea’s products and in which Veea is developing other proprietary technologies. As the technology industry expands and more patents are issued, the risk increases that Veea’s products and commercializing activities may give rise to claims of infringement of the patent rights of others. Veea cannot assure you that Veea’s products and other proprietary technologies Veea may develop will not infringe existing or future patents owned by third parties. Veea may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which Veea is developing Veea’s products, might assert as infringed by us. It is also possible that patents owned by third parties of which Veea is aware or patents that may issue in the future from patent applications owned by third parties of which Veea is aware, but which Veea does not believe Veea infringes or that Veea believes Veea has valid defenses to any claims of patent infringement, could be found to be infringed by us, such as in connection with one or more of Veea’s products. In addition, because patent applications can take many years to issue, and the scope of any patent claims that may ultimately issue are difficult to predict, there may be currently pending patent applications that may later result in issued patents that Veea may infringe and that, as a result, could harm Veea’s business.

In the event that any third-party claims that Veea infringes their patents or that Veea is otherwise employing their proprietary technology without authorization and initiates litigation against us, even if Veea believes such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. In this case, the holders of such patents may be able to block Veea’s ability to commercialize the infringing products or technologies unless Veea obtains a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if Veea is able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in Veea’s competitors gaining access to the same intellectual property. If Veea is unable to obtain a necessary license to a third-party patent on commercially reasonable terms, Veea may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm Veea’s business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from Veea’s business, and may impact Veea’s reputation. In the event of a successful claim of infringement against us, Veea may be enjoined from further developing or commercializing the infringing products or technologies. In addition, Veea may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign Veea’s infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, Veea would be unable to further develop and commercialize Veea’s products or technologies, which could harm Veea’s business significantly. Further, Veea cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. Veea could be prevented from commercializing a product or be forced to cease some aspect of Veea’s business operations, if, as a result of actual or threatened patent infringement claims, Veea is unable to enter into licenses on acceptable terms.

Veea may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in Veea’s favor, these legal proceedings may cause us to incur significant expenses and could distract Veea’s technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of Veea’s common stock. Such proceedings could substantially increase Veea’s operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. If Veea does not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at Veea’s products.

Veea may become involved in lawsuits to protect or enforce Veea’s patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Third parties, such as a competitor, may infringe Veea’s patent rights. In an infringement proceeding, a court may decide that a patent owned by Veea is invalid or unenforceable or may refuse to stop the other party from using the invention at issue on the grounds that the patent does not cover the technology in question. In addition, Veea’s patent rights may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. An adverse result in any litigation proceeding could put Veea’s patent rights at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Veea’s confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in Veea’s favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract Veea’s personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of Veea’s common stock. Such litigation or proceedings could substantially increase Veea’s operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Veea may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of Veea’s competitors may be able to sustain the costs of such litigation or proceedings more effectively than Veea can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on Veea’s ability to compete in the marketplace.

If Veea’s trademarks and trade names are not adequately protected, then Veea may not be able to build name recognition in Veea’s markets of interest and Veea’s business may be adversely affected.

Veea’s registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Veea may not be able to protect Veea’s rights to these trademarks and trade names, which Veea need to build name recognition among potential partners or customers in Veea’s markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding Veea’s ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of Veea’s registered or unregistered trademarks or trade names. Veea’s efforts to enforce or protect Veea’s proprietary rights related to trademarks, trade names, domain name or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect Veea’s business, financial condition, results of operations and prospects.

Risks Related to Cybersecurity and Data Privacy

If Veea’s security measures are breached or fail and unauthorized access is obtained to a customer’s data, Veea’s service may be perceived as insecure, the attractiveness of its services to current or potential customers may be reduced, and Veea may incur significant liabilities.

Veea’s services involve the web-based and data storage and transmission of customers’ information. Veea relies on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. If Veea’s security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Veea’s security measures may not be effective in preventing unauthorized access to the customer data stored on Veea’s servers. If a breach of our security occurs, Veea could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of Veea’s security, the market perception of the effectiveness of Veea’s security measures could be harmed and Veea could lose current or potential customers.

Cybersecurity incidents may have a material adverse effect on Veea’s business, operations, financial performance, customer and vendor relationships, reputation and brand, and may introduce the possibility of litigations or regulatory investigations or actions.

Veea’s business operations are vulnerable to cybersecurity incidents that may impact the confidentiality, availability or integrity of information assets, IT assets, products, services, or solutions. These incidents may include data breaches, intrusions, espionage, data privacy infringements, leakage of confidential or sensitive data, unauthorized or accidental modification of data and general malfeasance.

Events or incidents that are caused as a result of vulnerabilities in software or products supplied to us could have a material adverse effect upon Veea, Veea’s business, financial performance, reputation and brand, potentially slowing operations, leaking valuable or sensitive information, personal data or damaging Veea’s products that have been installed in Veea’s customers’ networks.

It is possible that a cybersecurity incident in Veea’s operations or supply chain could have an adverse impact on the integrity of solutions or services provided by Veea as well as Veea’s ability to comply with legal, regulatory or contractual requirements. These incidents may include tampering with components, the inclusion of backdoors or implants, the unintentional inclusion of vulnerabilities in components or software, and cybersecurity incidents which prevent a supplier from being able to fulfil commitments to Veea.

Any cybersecurity incident including unintended use, misconfiguration, or unintended actions, involving Veea’s operations, supply chain, product development, services, third-party providers or installed product base, could cause severe harm to Veea and could have a material adverse effect on Veea’s business, financial performance, customer and vendor relationships, reputation and brand, and may introduce the possibility of litigation or regulatory investigations or actions.

The presence of vulnerabilities in Veea’s products, services or operations, may not be detected during product development and operations, and may be leveraged by a threat actor to cause material harm to Veea or Veea’s customers.

Vulnerabilities in Veea’s products, solutions or services not detected and treated during product development or solution delivery may be exploited by a threat actor to cause harm to Veea’s customers, end-users or Veea. Vulnerabilities could be brought in through different stages of the product life cycle. In some situations, it may be hard to detect these vulnerabilities due to their location, or due to the fact that they are unknown vulnerabilities, often referred to as “zero-day vulnerabilities.” As almost any modern software can contain open source and third-party components, so does software in networks, unmitigated security exposures can put Veea customers at varying levels of risk and expose Veea to liabilities or loss of business.

Veea, Veea’s partners, and others who use Veea’s services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm Veea’s reputation as a trusted brand, as well as have a material and adverse effect on Veea’s business.

Veea and Veea’s partners obtain and process large amounts of sensitive data, including data related to customers and their transactions as well as other users of Veea’s services. Veea faces risks, including to Veea’s reputation as a trusted brand in the handling and protection of this data, and these risks will increase as Veea’s business continues to expand to include new products and technologies. Our operations involve the storage and transmission of sensitive information of individuals. Veea has administrative, technical, and physical security measures in place, and Veea has policies and procedures in place to contractually require third parties to whom Veea transfers data to implement and maintain appropriate security measures. However, if Veea’s security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including personally identifiable information or protected health information, on Veea’s systems or Veea’s partners’ systems, or if Veea suffers a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, Veea’s reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, Veea could incur significant liability and be subject to regulatory scrutiny and penalties, including costs associated with remediation. Veea is also required to comply with ever-more stringent privacy regulations, the violation of which can lead to financial penalties and reputational injury.

Risks Related to Compliance with Law, Government Regulation and Litigation

Veea could experience penalties and adverse rulings in enforcement or other proceedings for non-compliance with laws, rules and regulations governing its business (e.g., frequency certifications).

Compliance with changed laws, rules or regulations may subject Veea to increased costs or reduced products and services demand. Compliance failures as well as required operational changes could have a material adverse impact on Veea, including its reputation, business, financial condition, results of operations, cash flows or prospects.

Further, Veea develops many of its products and services based on existing laws, rules, regulations and technical standards. Changes to existing laws, rules, regulations and technical standards, or the implementation of new laws, rules, regulations and technical standards relating to products and services not previously regulated, could adversely affect Veea’s development efforts by increasing compliance costs and causing delay. Regulatory changes related to e.g., license fees, environment, health and safety, privacy (including the cross-border transfer of personal data for example between the EU and the US), and other regulatory areas may increase costs and restrict Veea’s operations.

Veea is subject to certain US, international laws, rules, policies and other obligations, including anti-corruption (including anti-bribery, anti-money-laundering, sanctions, terror finance and anti-terrorism) laws, rules and regulations.

Veea is subject to U.S. and international laws and regulations in multiple areas, including data protection, anticorruption, labor relations, tax, foreign currency, anti-competition, import, export and trade regulations, and Veea is subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between Veea and its subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The European Commission adopted the European General Data Protection Regulation (the “GDPR”), which went into effect on May 25, 2018. In addition, California adopted significant new consumer privacy laws that became effective beginning in January 2020. Complying with the GDPR and other requirements may cause Veea to incur substantial costs and may require it to change our business practices.

Despite Veea’s efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that Veea’s practices, product offerings or platform could fail to meet all of the requirements imposed on Veea by legislation relating to cybersecurity, data security and/or related implementing regulations. Any failure on Veea’s part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage Veea’s reputation, discourage new and existing counterparties from contracting with Veea or result in investigations, fines, suspension or other penalties and private claims or litigation, any of which could materially adversely affect Veea’s business, financial condition and results of operations. Even if Veea’s practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm its reputation and brand and adversely affect its business, financial condition and results of operations. Moreover, the legal uncertainty created by certain of these laws, including the data security laws, and recent government actions could materially adversely affect its ability, on favorable terms, to raise capital. Compliance with data security and personal information protection laws, may result in additional expenses to Veea and subject it to negative publicity, which could harm Veea’s reputation among users and negatively affect the trading price of its shares in the future. Furthermore, Veea’s data transfer policies may be subject to additional compliance requirement and regulatory burdens, and Veea may be required to make further adjustments to its business practices to comply with the interpretation and implementation of such laws, which may increase our compliance costs and adversely affect our operating results.

Veea is required to comply with anti-corruption (including anti-bribery, anti-money-laundering, sanctions, terror finance and anti-terrorism) laws, rules and regulations in the jurisdictions in which Veea does business. Veea has policies and procedures designed to assist us and our personnel in complying with applicable laws, rules and regulations, but our employees and subcontractors may from time to time take actions that violate these requirements. Actions by Veea’s employees or subcontractors, or by third party intermediaries acting on its behalf in violation of these laws, rules or regulations whether carried out in the US or elsewhere in connection with the conduct of Veea’s business may expose Veea to significant liability for violations of such laws, rules or regulations and may have a material adverse effect on Veea, including its reputation, business, financial condition, results of operations, cash flows, or prospects.

Veea could be subject to additional tax liabilities.

Veea is subject to federal, state, and local income taxes in the United States and numerous foreign jurisdictions. Determining Veea’s provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, Veea’s provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to Veea’s operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Moreover, Veea is subject to the examination of Veea’s income tax returns by tax authorities in the U.S. and various foreign jurisdictions, which may disagree with Veea’s calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest or penalties. While Veea regularly assesses the likely outcomes of these examinations to determine the adequacy of Veea’s provision for income taxes and Veea believes that its financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on Veea’s results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, Veea’s overall taxes could increase, and Veea’s financial condition or results of operations may be adversely impacted.

Veea could become involved in lawsuits, legal proceedings and investigations which, if determined unfavorably, could require Veea to pay substantial damages, fines and/or penalties.

In the normal course of Veea’s business Veea could become involved in legal proceedings, including such matters as commercial disputes, claims regarding intellectual property, antitrust, tax and labor disputes, as well as government inquiries and investigations. Legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular matter could have a material adverse effect on Veea’s business, operating results, financial condition and reputation. As a publicly listed company, Veea may be exposed to lawsuits in which plaintiffs allege that Veea or its officers have failed to comply with securities laws, stock market regulations or other laws, regulations or requirements. Whether or not there is merit to such claims, the time and costs incurred to defend Veea and its officers and the potential settlement or compensation to the plaintiffs could have significant impact on Veea’s reported results and reputation.

Veea may fail to comply with environmental, social and governance standards, which could negatively affect Veea, including its reputation, business, financial condition, results of operations, cash flows or prospects.

Veea is subject to environmental, social and governance laws, rules and regulations as well as sustainability and corporate responsibility requirements, and Veea expect such laws, rules, regulations and other requirements to increase as governments impose new laws, rules, regulations or other requirements. These laws, rules, regulations and other requirements have a high focus on anti-corruption (including anti-bribery, anti-money-laundering, sanctions, terror finance and anti-terrorism). To ensure that Veea’s operations are conducted in accordance with applicable laws, rules, regulations and other requirements, Veea’s employees are subject to ethical standards in its Employee Handbook and other sources.

There is also an increased demand from external stakeholders, for example investors, customers, suppliers and partners, for transparency about sustainability and corporate responsibility issues that might be difficult to fulfill. If Veea fails to adequately meet these expectations, our business may be adversely affected.

Potential health risks related to radiofrequency electromagnetic fields may subject us to various product liability claims and result in regulatory changes.

The edge computing industry is subject to claims that mobile devices including edge routers and associated computing devices and other equipment that generate radiofrequency electromagnetic fields may expose individuals to health risks. At present, a substantial number of scientific reviews conducted by various independent research bodies have concluded that radiofrequency electromagnetic fields, when used at levels within the limits prescribed by public health authority safety standards and recommendations, cause no adverse effects to human health. However, any perceived risk or new scientific findings of adverse health effects from mobile communication devices and equipment could adversely affect us through a reduction in sales or through liability claims. Although Veea’s products are designed to comply with currently applicable safety standards and regulations regarding radio frequency electromagnetic fields, Veea cannot guarantee that Veea will not become the subject of product liability claims. Veea also cannot guarantee that Veea will not be held liable for such claims or be required to comply with future changed regulatory requirements. Veea may in addition be affected by regulatory or other restrictions imposed on Veea’s customers use of radio equipment that may have a material adverse effect on our business, operating results, financial condition, reputation and brand.

Risks Related to our Common Stock

The price of the Common Stock may change, even if Veea’s business is doing well, and you could lose all or part of your investment as a result.

The trading price of shares of Veea’s Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of the Common Stock at an attractive price due to a number of factors such as those listed elsewhere herein and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of Veea’s competitors;

●	changes in expectations as to Veea’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by Veea or its competitors;

●	announcements by Veea or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in Veea’s management;

●	changes in general economic or market conditions (including changes in interest rates or inflation) or trends in Veea’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to Veea’s business;

●	future sales of the Common Stock or other securities;

●	dilution as a result of future exercises of Warrants;

●	investor perceptions of the investment opportunity associated with the Common Stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by Veea or third parties, including Veea’s filings with the SEC;

●	litigation involving Veea, Veea’s industry, or both, or investigations by regulators into Veea’s Board, our operations or those of Veea’s competitors;

●	guidance, if any, that Veea provides to the public, any changes in this guidance or Veea’s failure to meet this guidance;

●	the development and sustainability of an active trading market for the Common Stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of the Common Stock, regardless of Veea’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If Veea were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from Veea’s business regardless of the outcome of such litigation.

On January 10, 2025, Veea filed a registration statement with the SEC on Form S-8. Veea’s issuance of additional shares of the Common Stock or convertible securities could make it difficult for another company to acquire Veea, may dilute your ownership of Veea and could adversely affect price of the Common Stock.

On January 10, 2025, Veea filed a registration statement with the SEC on Form S-8 providing for the registration of shares of the Common Stock issued or reserved for issuance under the 2024 Incentive Equity Plan (the “2024 Plan”). Subject to the expiration of any applicable lock-ups or vesting periods, shares registered under the registration statement on Form S-8 will automatically become effective upon filing and be available for resale immediately in the public market without restriction.

In addition, the shares of the Common Stock reserved for future issuance under the 2024 Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. 4,460,437 shares of Common Stock were initially reserved for future issuance under the 2024 Plan, subject to increase by the lesser of three percent (3%) of the aggregate number of fully diluted shares of Veea outstanding on the final day of the immediately preceding calendar year or such smaller number of shares as is determined by the administrator of the 2024 Plan.

Future sales, or the perception of future sales, by Veea or its stockholders in the public market could cause the market price for shares of the Common Stock to decline, even if Veea’s business is doing well.

The sale of shares of the Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of the Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for Veea to sell equity securities in the future at a time and at a price that it deems appropriate.

Following the expiration of the lock-ups under the Lock-Up Agreements, sales of a substantial number of shares of Common Stock in the public market could occur. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Common Stock. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the share price of the Common Stock or the market price of the Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

As a public reporting company, Veea is subject to rules and regulations established from time to time by the SEC regarding its internal controls over financial reporting. If Veea fails to establish and maintain effective internal controls over financial reporting and disclosure controls and procedures, it may not be able to accurately report its financial results or report them in a timely manner, which could adversely affect Veea’s business.

Veea is a public reporting company subject to the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, and Veea establish and periodically evaluate, certain procedures with respect to its internal controls over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on Veea’s financial and management systems, processes, and controls, as well as on its personnel.

In addition, prior to the Business Combination, Private Veea was not required to document and test its internal controls over financial reporting nor was Private Veea’s management required to certify the effectiveness of its internal controls, and its auditors have not been required to opine on the effectiveness of Private Veea’s internal controls over financial reporting. However, as a public company, Veea is required to document and test its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that Veea’s management can certify as to the effectiveness of its internal controls over financial reporting by the time Veea’s second annual report is filed with the SEC and thereafter, which will require Veea to document and make significant changes to its internal controls over financial reporting. As a public company, Veea is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Veea’s management and other personnel will need to devote a substantial amount of time to these public company requirements. Moreover, these rules and regulations may substantially increase Veea’s legal and financial compliance costs and may make some activities more time-consuming and costly. Veea may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

Veea will develop and refine its disclosure controls and other procedures that are designed to ensure that information required to be disclosed by Veea in the reports that it will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. It is expected that Veea will improve its internal controls over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. It is expected that Veea will incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve its internal controls environment.

Veea incurs increased costs as a result of being a public company.

As a publicly traded company, Veea will incur significant legal, accounting, and other expenses that Veea was not required to incur prior to the closing of the Business Combination, particularly after it is no longer an “emerging growth company.” In addition, new and changing laws, regulations, and standards relating to corporate governance and public disclosure, including changing regulations of the SEC and Nasdaq, have created uncertainty for public companies and have increased the costs and the time that Veea’s Board and management must devote to compliance. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert Veea’s management’s attention from implementing its growth strategy, which could negatively affect Veea’s business, results of operations, and financial condition.

The rules and regulations applicable to public companies are expected to make it more expensive for Veea to obtain and maintain director and officer liability insurance, which could adversely affect its ability to attract and retain qualified officers and directors.

The rules and regulations applicable to public companies are expected to make it more expensive for Veea to obtain and maintain director and officer liability insurance, and Veea may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The amount or timing of additional costs that Veea may incur to respond to these requirements cannot be estimated or predicted. The potential for increased personal liability could also make it more difficult for Veea to attract and retain qualified members of the Board, particularly to serve on its audit committee and compensation committee, and qualified executive officers.

Veea is an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if Veea takes advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make its securities less attractive to investors and may make it more difficult to compare its performance with other public companies.

Veea is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and Veea may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in Veea’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, Veea’s shareholders may not have access to certain information they may deem important. Veea could be an emerging growth company for up to five years, although circumstances could cause it to lose that status earlier, including if the market value of the Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case Veea would no longer be an emerging growth company as of the following December 31. Veea cannot predict whether investors will find its securities less attractive because Veea will rely on these exemptions. If some investors find Veea’s securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for its securities and the trading prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Veea has not opted out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Veea, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of its financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, Veea is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Veea will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) its annual revenues exceeded $100 million during such completed fiscal year and the market value of the Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent Veea takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

A significant portion of Veea’s total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of the Common Stock to drop significantly, even if Veea’s business is doing well.

Sales of a substantial number of shares of Veea’s Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Common Stock.

Although the Plum Sponsor and certain of Veea’s stockholders are subject to certain restrictions regarding the transfer of the Common Stock, these shares may be sold after the expiration or early termination of the respective applicable lock-ups under the Lock-Up Agreements. Upon the effectiveness of this registration statement and as restrictions on resale end, the market price of the Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Veea’s directors, executive officers and principal stockholders have substantial control over Veea, which could limit Veea’s ability to influence the outcome of key transactions, including a change of control.

As of March 14, 2025, Veea’s executive officers, directors and principal stockholders and their affiliates own 23,053,759 shares of Veea’s Common Stock, or approximately 38.75% of the outstanding shares of the Common Stock. As a result, these stockholders will be able to exercise a significant  level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to Veea’s interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of Veea, could deprive Veea’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of Veea and might ultimately affect the market price of the Common Stock.

Warrants exercised for Common Stock would increase the number of shares eligible for future resale in the public market and result in dilution to its shareholders.

Outstanding Warrants to purchase an aggregate of 11,640,544 shares of the Common Stock are exercisable in accordance with the terms of the Warrant Agreement. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of the Common Stock will be issued, which will result in dilution to the holders of the Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the prevailing market prices of the Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See “- The terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.”

The terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

The Public Warrants were issued in registered form under a Warrant Agreement between Transfer Agent, as warrant agent, and Plum. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, the Company may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the Warrant Agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of the Common Stock purchasable upon exercise of a Warrant.

Veea may redeem a Public Warrant holder’s unexpired Public Warrants prior to their exercise at a time that may be disadvantageous to such Public Warrant holder, thereby making its Public Warrants worthless.

Veea will have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading-days within a 30 trading-day period ending on the third trading day prior to the date Veea sends the notice of redemption to the Public Warrant holders. If and when the Public Warrants become redeemable by Veea, Veea may exercise its redemption right even if Veea is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force a Public Warrant holder to: (i) exercise its Public Warrants and pay the exercise price at a time when it may be disadvantageous for such Public Warrant holder to do so; (ii) sell its Public Warrants at the then-current market price when a warrant holder might otherwise wish to hold its Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of a Public Warrant holder’s Public Warrants. None of the Private Placement Warrants will be redeemable by Veea so long as they are held by their initial purchasers or their permitted transferees.

The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants.

A Public Warrant holder may only be able to exercise its Public Warrants on a “cashless basis” under certain circumstances, and if a Public Warrant holder does so, such Public Warrant holder will receive fewer the Common Stock from such exercise than if a Public Warrant holder were to exercise such Public Warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Public Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Common Stock issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if Veea has so elected and the Common Stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if Veea has so elected and it calls the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering all of the Public Warrants for that number of the Common Stock equal to the less of (A) the quotient obtained by dividing (x) the product of the number of the Common Stock underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Common Stock (as defined in the next sentence) over the exercise price of the Public Warrants by (y) the fair market value and (B) 0.361. The “fair market value” is the average reported closing price of the Common Stock for the 10 trading-days ending on the third trading-day prior to the date on which the notice of redemption is sent to the holders of the Public Warrants. As a result, you would receive fewer shares of the Common Stock from such exercise than if you were to exercise such Public Warrants for cash.

There can be no assurance that the Public Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding Public Warrants is $11.50 per share. There can be no assurance that such Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Public Warrants may expire worthless.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of its Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with Plum.

Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against Plum arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that Plum irrevocably submits to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. Plum will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of its Warrants shall be deemed to have notice of and to have consented to the forum provisions in its Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “Foreign Action”) in the name of any holder of Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “Enforcement Action”), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Plum’s, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, Plum may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect its business, financial condition and results of operations and result in a diversion of the time and resources of its management and board of directors.

An active, liquid trading market for Veea’s securities may not develop, which may limit your ability to sell such securities.

An active trading market for the Common Stock and the Warrants may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of the Common Stock and the Warrants.

Reports published by analysts, including projections in those reports that differ from Veea’s actual results, could adversely affect the price and trading volume of its common shares.

Securities research analysts may establish and publish their own periodic projections for Veea. These projections may vary widely and may not accurately predict the results Veea actually achieves. Veea’s share price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on Veea downgrades its stock or publishes inaccurate or unfavorable research about its business, Veea’s stock price could decline. If one or more of these analysts ceases coverage of Veea or fails to publish reports on Veea regularly, Veea’s stock price or trading volume could decline. If no analysts commence coverage of Veea, the market price and volume for the Common Stock could be adversely affected.

In addition, fluctuations in the price of Veea’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was no public market for the stock of Veea. The trading price of Veea’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Veea’s control. Any of the factors listed below could have a material adverse effect on Veea’s securities and Veea’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Combined Company securities may not recover and may experience a further decline.

Factors affecting the trading price of Veea’s securities may include:

●	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to Veea;

●	changes in the market’s expectations about Veea’s operating results;

●	success of Veea’s competitors;

●	operating results failing to meet the expectations of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning Veea or the industry in which Veea operates in general;

●	operating and stock price performance of other companies that investors deem comparable to Veea;

●	changes in laws and regulations affecting Veea’s business;

●	commencement of, or involvement in, litigation involving Veea;

●	changes in Veea’s capital structure, such as future issuances of securities or the incurrence of debt;

●	the volume of shares of the Common Stock available for public sale;

●	any major change in the Board or management;

●	sales of substantial amounts of the Common Stock by its directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of Veea’s securities irrespective of its operating performance. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to Veea could depress its stock price regardless of Veea’s business, prospects, financial conditions or results of operations. A decline in the market price of Veea’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future.

Veea may fail to meet its publicly announced guidance or other expectations about its business, which would cause its stock price to decline.

Veea expects to provide guidance regarding its expected financial and business performance, such as projections regarding sales and product development, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and Veea’s guidance may not be accurate. If Veea’s guidance is not accurate or varies from actual results due to Veea’s inability to meet Veea’s assumptions or the impact on Veea’s financial performance that could occur as a result of various risks and uncertainties, the market value of the Common Stock could decline significantly.

Veea does not intend to pay cash dividends for the foreseeable future.

Veea intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will depend on Veea’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.

Veea is subject to changing law and regulations regarding public company regulatory matters, corporate governance and public disclosure that have increased and may continue to increase Veea’s costs and the risk of non-compliance.

Veea is and subject to rules and regulations by various governing bodies applicable to public companies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Veea’s efforts to comply with new and changing laws and regulations have resulted in, and Veea’s efforts to comply with new and changing laws and regulations likely will result in, increased general and administrative expenses and a diversion of management time and attention.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to Veea’s disclosure and governance practices. If Veea fails to address and comply with these regulations and any subsequent changes, Veea may be subject to penalty and its business may be harmed.

Veea’s business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause Veea to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from Veea’s business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to Veea’s future, adversely affect its relationships with suppliers, service providers and customers and make it more difficult to attract and retain qualified personnel. Also, Veea may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.

Further, Veea’s stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Delaware law and the Governing Documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Governing Documents and the Delaware General Corporation Law (“DGCL”)   contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of the Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in Veea’s management. Among other things, the Governing Documents include provisions regarding:

●	providing for a classified board of directors with staggered, three-year terms;

●	the ability of the Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	Veea’s Charter prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the limitation of the liability of, and the indemnification of, Veea’s directors and officers;

●	removal of the ability of the stockholders to take action by written consent in lieu of a meeting;

●	the requirement that a special meeting of stockholders may be called only by or at the direction of the Board, the chairperson of the Board or the chief executive officer of Veea, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	the ability of the Board to amend the bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Veea.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

Veea’s Charter designates the Delaware Court of Chancery or the United States federal district courts as the sole and exclusive forum for substantially all disputes between Veea and its stockholders, which could limit Veea’s stockholders’ ability to obtain a favorable judicial forum for disputes with Veea or its directors, officers, stockholders, employees or agents.

The Charter provides that, unless Veea consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of Veea; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee, agent or stockholder of Veea against it or against its stockholders, (iii) any action, suit or proceeding asserting a claim against Veea, its current or former directors, officers, employees, agents or stockholders arising pursuant to any provision of the DGCL or the Charter or Bylaws, or (iv) any action, suit or proceeding asserting a claim against Veea, its current or former directors, officers, employees, agents or stockholders governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of such court, which is rested in the exclusive jurisdiction of a court or forum other than such court (including claims arising under the Exchange Act), or for which such court does not have subject matter jurisdiction, or to any claims arising under the Securities Act and, unless Veea consents in writing to the selection of an alternative forum, the United States District Court for the District of Delaware will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules or regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, Veea’s Charter provides that, unless Veea consents in writing to the selection of an alternative forum, United States District Court for the District of Delaware shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce the forum provision with respect to claims under the federal securities laws.

This choice of forum provision in the Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Veea or any of Veea’s directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, Veea may incur additional costs associated with resolving such action in other jurisdictions, which could harm Veea’s business, results of operations and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and rules and regulations thereunder.

The Charter provides for indemnification of officers and directors of Veea at Veea’s expense, which may result in a significant cost to Veea and hurt the interests of its stockholders because corporate resources may be expended for the benefit of officers and/or directors.

The Charter and applicable Delaware law provide for the indemnification of Veea’s directors and officers, under certain circumstances, against any liability, action, proceeding, claim, demand, costs, damages or expenses, including legal expenses, whatsoever which they or any of them may incur as a result of any act or failure to act in carrying out their functions in connection with Veea, other than such liability (if any) that they may incur by reason of their own actual fraud, dishonesty, willful neglect or willful default. Veea will also bear the expenses of such litigation for any of its directors or officers, upon such person’s undertaking to repay any amounts paid, advanced, or reimbursed by Veea if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by Veea that we will be unable to recoup.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We manage cybersecurity and data protection through a continuously evolving framework, as described in further detail below. The framework allows us to identify, assess and mitigate the risks we face, and assists us in establishing policies and safeguards to protect our systems and the information of those we serve.

Risk Management Strategy

The Company’s cybersecurity risk management program is focused on the following key areas:

●	Governance: Our Audit Committee of our Board of Directors has oversight of our cybersecurity program and is in the process of implementing procedures to obtain regular updates on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations. Our cybersecurity program is led by Mohan Gundu, our Senior Vice President of Engineering and Cloud Platform. Mr. Gundu holds an MBA in Business Administration from Babson College, a Master of Science in Computer Science from Worcester Polytechnic Institute and a Bachelor of Technology in Electronics and Communication from Jawaharlal Nehru Technological University. Mr. Gundu has over 20 years of development experience focused on architecture and security. Mr. Gundu has led transformative projects, cultivated cybersecurity awareness and promoted holistic cybersecurity practices that were aligned with policies defined and approved by management. Mr. Gundu and his team are dedicated to integrating security into development, ensuring robust cloud security, enforcing security policies, and driving shift-left practices with operational excellence at the Company.

●	Approach: We use a cross-functional approach to identifying, preventing, assessing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting of incidents as required in a timely manner. Our cybersecurity efforts include the use of risk-based administrative, technical, and physical controls. Veea has implemented policies, procedures, systems and tools designed to help safeguard our systems and data, including firewalls, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, penetration testing, independent third-party control audits, and other systems and processes.

●	Incident Response Planning: We maintain a breach reporting and resolution plan that includes defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: Our business relies on various services from third party service providers that could adversely impact the security of our systems and business. We have implemented processes designed to identify and assess cybersecurity risks associated with our use of third-party service providers.

●	Education and Awareness: We provide various training programs and tools to employees so they can avoid risky practices and help us promptly identify potential or actual issues. We also have global incident response procedures, global service tools to log incidents and issues for investigation, and an ethics line to report concerns and follow up on matters already reported. The Compliance team, led by our Chief Technology Officer, develops and implements our strategy, as well as monitors systems and devices for risks and threats.

We regularly review and update our policies, procedures, processes and practices to address changes in the threat landscape and as a result of lessons learned from suspected, actual or simulated incidents. We also conduct tabletop exercises and engage third party services to conduct evaluations of our security controls through penetration testing and independent audits. We also review industry best practices to assist in evaluating responses to new challenges and risks. These evaluations include testing both the design and operational effectiveness of security controls.

Cybersecurity Risks

While we dedicate resources and efforts to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. To date and except as otherwise may be noted in this Annual Report, we do not believe that any cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information relating to cybersecurity risks and uncertainties, please see the risk factor entitled “Cybersecurity incidents may have a material adverse effect on Veea’s business, operations, financial performance, customer and vendor relationships, reputation and brand.” in Part I, Item 1A, and other risk factors in this 10-K.

ITEM 2. PROPERTIES.

We are headquartered in New York City, New York. We have engineering offices in Iselin, New Jersey; Bath, United Kingdom; and Juvigny, France. We also maintain a sales and marketing office in Paris, France and Mexico City, Mexico.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Market information

Our shares of Common Stock and public warrants are listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “VEEA” and “VEEAW” respectively. On March 28, 2025, the closing price of our Common Stock was $1.56 per share and the closing price for our Warrants was $0.08 per warrant.

Holders of Record

As of March 14, 2025, we had 927 holders of record of our common stock and 1 holder of record of Public Warrants and 5 holders of record of our Private Warrants. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under 2024 Plan

We have adopted and approved the 2024 Plan. Under the 2024 Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. 4,460,437 shares of Common Stock were initially reserved for future issuance under the 2024 Plan, subject to increase by the lesser of three percent (3%) of the aggregate number of fully diluted shares of Veea outstanding on the final day of the immediately preceding calendar year or such smaller number of shares as is determined by the administrator of the 2024 Plan. The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of granted restricted stock awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,196,282	(2)	$1.04	(3)	405,580	111,636
Equity compensation plans not approved by security holders (4)	-		-		-	-
	4,196,282		$1.04		405,580	111,636

(1)	Includes the Veea Inc. 2024 Equity Incentive Plan For further detail on our equity compensation plans, please See Note 10 - Stock Incentive Plans to the financial statements included elsewhere in this Annual Report.

(2)	Includes 405,580 shares subject to outstanding RSUs.

(3)	The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.

(4)	We do not have equity compensation plans not approved by our stockholders.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of Veea should be read together with the “Item 1. Business” section and our audited financial statements as of the years ended December 31, 2024 and 2023, and related notes and other information included elsewhere in this Annual Report.

In addition to our historical consolidated financial information, this discussion includes forward-looking information regarding our business, results of operations and cash flows, and contractual obligations and arrangements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this Annual Report entitled “Cautionary Note Regarding Forward-Looking Information” below and “Risk Factors” included elsewhere in this Annual Report.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Veea,” “we”, “us”, “our”, and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of Veea Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Private Veea (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Throughout this report, the terms “our,” “we,” “us,” “Veea” and the “Company” refer to Veea Inc.

Company Overview

We are dedicated to simplifying the journey towards creating a world in which virtually everyone and everything is intelligently connected, while bringing applications and AI to the edge of the network. Most service providers, equipment suppliers, system integrators and even hyperscalers have adopted or advocated for similar solutions to various degrees either independently or in collaboration with the Company. However, to our knowledge, we are the first to market with patented technologies that a) bring virtualized data center capabilities to the far edge of the network, commonly referred to as the Device Edge, where all wired and wireless devices connect to the network, b) spawns hyperconvergence of computing, multiaccess communications and storage, c) provides for Cloud-managed applications at the Edge, d) enables machine learning with AI training, inferencing, and agentic AI at the Edge including AI-driven cybersecurity for heterogenous networks. Such networks are given rise through any combination of our developed devices and third-party devices, with CPUs, GPUs, TPUs, DPUs and/or NPUs, that run the Veea Edge Platform™ software stack.

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented secured docker containers, together with a Wi-Fi Access Point (AP) with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules, referred to as the “VeeaHub” product. With an extensive patent portfolio of 125 granted patents and 25 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

Veea Edge Platform’s products, applications, and services with a distributed computing architecture, offered as a Platform-as-a-Service capability, empower companies to capitalize on the transformative potential of Edge AI, where most of the data from smartphones, tablets, laptops, cameras, sensors, and other devices is generated, with data privacy and sovereignty, reliability, low latency for real-time decisions, bandwidth efficiency, scalability, and reduced costs compared to alternatives.

VeeaHub products, about the size of a typical Wi-Fi Access Point (AP), are offered in variety of forms with different capabilities for indoor and outdoor coverage and are both locally- and cloud-managed. Veea Edge Platform architecture and business model, VeeaHub® and third-party devices on Veea Edge Platform with Hybrid Edge-Cloud Computing and AI-enabled applications and services resemble the Android OS platform architecture and business model for Android devices.

The Veea Edge Platform offers a complement, and in some cases an alternative, to cloud computing by enabling the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. Benefits of the Veea Edge Platform include optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, as well as “always-on” availability for mission critical applications, and contextual awareness for people, devices and things connected to the Internet.

leading technology, telecom,

Veea earns revenue primarily from the sale of its VeeaHub® devices, licenses and subscriptions.

Recent Developments

Business Combination

On September 13, 2024 Plum Acquisition Corp. I. (“Plum”) (NASDAQ: PLMI), a special purpose acquisition company, Private Veea consummated its previously announced Business Combination. In connection with the consummation of the Business Combination (the “Closing”) (i) Plum de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”), and (ii) the merger (the “Merger”) of Plum Merger Sub with and into the Private Veea was completed and the separate corporate existence of Plum Merger Sub ceased, with Private Veea as the surviving corporation becoming a wholly owned subsidiary of Plum. Following the Closing, Plum changed its name from “Plum Acquisition Corp. I” to “Veea Inc.” and Private Veea changed its name from “Veea Inc.” to “VeeaSystems Inc.”

The Business Combination was accounted for as a “reverse recapitalization,” with no goodwill or other intangible assets recorded, in accordance with GAAP. A reverse recapitalization did not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Private Veea in many respects.

Under this method of accounting, Plum was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Private Veea was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Private Veea (i.e., a capital transaction involving the issuance of stock by Plum for the stock of Private Veea). Accordingly, the consolidated assets, liabilities and results of operations of Private Veea became the historical financial statements of the combined company, and Plum’s assets, liabilities and results of operations were consolidated with the Company’s beginning on the acquisition date. Operations prior to the Business Combination were presented as those of Private Veea in future reports. The net assets of Private Veea were recognized at carrying value, with no goodwill or other intangible assets recorded.

Private Placements

Simultaneously with the closing of the Business Combination, the Company and Private Veea issued convertible notes under note purchase agreements (the “Note Purchase Agreements”) with certain accredited investors unaffiliated with Plum and Private Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory note with a commitment from a convertible note purchaser for the remaining unfunded amount of $13.55, which is to be funded on or prior to November 15, 2024, subsequently extended to December 15, 2024. In addition, each Investor received as a transfer from NLabs immediately prior to the Financing Closing a number of shares of Private Veea’s Series A-1 Preferred Stock that upon the Closing became a number of registered shares of our common stock equal to such Investors’ original principal note amount divided by $7.50 (the “Transferred Shares”). 2,000,000 Transfer Shares were delivered to Investors at the Financing Closing. The Note Purchase Agreements include customary registration rights.

The Transferred Shares were recorded at a fair value of $21.6 million on the Company’s consolidated financial statements, which reflected a significant discount to the face amount of the September 2024 Notes, In addition to the cash received at the Financing Closing, one of the Investors committed to purchase approximately $13.6 million (the “Commitment Amount”) of September 2024 Notes, on or prior to November 15, 2024, which date was subsequently extended to December 15, 2024. On December 31, 2024, the Company and the Investor entered into a mutual Settlement and Release Agreement pursuant to which the Company agreed to terminate the Investor’s obligation to purchase a note in the Commitment Amount and provided for a mutual release of claims, in exchange for a payment to the Company of an aggregate amount of approximately $5.4 million, which amount includes payments previously made to the Company in respect of the Commitment Amount. As the Company received approximately $1.5 million of the total expected $15 million proceeds at the Financing Closing, a proportional amount (approximately $19.5 million) of the substantial discount had been deferred and recorded as a deferred financing asset on the Company’s consolidated financial statements. At December 31, 2024, the deferred financing assets was reversed on the Company’s consolidated financial statements.

The Company and Private Veea are co-borrowers under each September 2024 Note (together, the “Borrowers”) and are jointly responsible for the obligations to each Investor thereunder. Each September 2024 Note has a maturity date of 18 months after the Financing Closing but is prepayable in whole or in part by the Borrowers at any time without penalty. The outstanding obligations under each September 2024 Note accrue interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest is only payable upon the maturity of the September 2024 Notes as long as there is no event of default thereunder. Each September 2024 Note is unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes and the Note Purchase Agreements do not include any operational or financial covenants for the Borrowers. Each September 2024 Note includes customary events of default for failure to pay amounts due on the maturity date, for failure to otherwise comply with the Borrowers’ covenants thereunder or for Borrower insolvency events, in each case, with customary cure periods, and upon an event of default, the Investor may accelerate all obligations under its September 2024 Note and the Borrowers will be required to pay for the Investor’s reasonable out-of-pocket collection costs.

The outstanding obligations under each September 2024 Note are convertible in whole or in part into shares of our common stock (the “Conversion Shares”) at a conversion price of $7.50 per share (subject to equitable adjustment for stock splits, stock dividends and the like with respect to our common stock after the Financing Closing) (the “Conversion Price”) at any time after the Financing Closing at the sole election of the Investor. The outstanding obligations under each September 2024 Note will automatically convert at the Conversion Price if (i) the Company or its subsidiaries consummate one or more additional financings for equity or equity-linked securities for at least $20 million in the aggregate or makes one or more significant acquisitions valued in the aggregate (based on the consideration provided by the Company and its subsidiaries) to be at least $20 million, (ii) the Investors holding a majority of the aggregate outstanding obligations under the September 2024 Notes expressly agree to convert all obligations under the September 2024 Notes or (iii) the Common Stock trades with an average daily VWAP of at least $10.00 (subject to equitable adjustment for stock splits, stock dividends and the like with respect to the Common Stock after the Financing Closing) for ten (10) consecutive trading days. The obligations under each September 2024 Note will also automatically convert in connection with a Brokerage Transfer, as described below.

The September 2024 Notes and the Conversion Shares are subject to a lock-up for a period of 6 months after the Financing Closing (subject to early release for a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property, and subject to customary permitted transfer exceptions). The Transferred Shares are not be subject to any lock-up restrictions, but for a period of 6 months after the Closing they will be separately designated by SPAC’s transfer agent and kept as book entry shares on the transfer agent’s records and will not be eligible to be held by Depository Trust Company (“DTC”) without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provides such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note will automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares will be extended for an additional 6 months to 12 months after the Financing Closing. As of December 31, 2024 $250,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer.

Equity Line of Credit

On December 2, 2024, the Company entered into a common stock purchase agreement (“Common Stock Purchase Agreement”) and related registration rights agreement (the “White Lion Registration Rights Agreement”) with White Lion Capital, LLC ( “White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation, to direct White Lion to purchase up to 25,000,000 shares of Common Stock, subject to certain limitations and conditions as described below (the "ELOC Program") at a purchase price equal to (i) 96.5% of the volume weighted average stock price for the three consecutive business days after a purchase notice is given, (ii) 98% of the volume weighted average stock price on the day a notice is delivered, or (iii) the lowest traded price for a given purchase date.

The Company controls the timing and amount of any sales to White Lion, which depended on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, White Lion’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s stock. In all instances, the Company may not sell shares of its common stock under the Purchase Agreement if it would result in White Lion and its affiliate beneficially owning more than 4.99% of its outstanding voting power or shares of common stock at any one point in time, or the aggregate number of shares of common stock would not exceed 19.99% of the voting power of the issued and outstanding common.

As of December 31, 2024, the Company had sold no shares under the ELOC Program.

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

For the year ended December 31, 2024 compared to year ended December 31, 2023:

	December 31, 2024	December 31, 2023	Variance $	Variance %

Sales, net	$141,760	$9,072,130	$(8,930,370)	-98%
Cost of Goods Sold	83,290	466,802	$(383,512)	-82%
Gross profit (loss)	58,470	8,605,328

Operating Expenses:
Product development	1,373,351	693,448	$679,903	98%
Sales and marketing	811,537	215,332	$596,205	277%
General and administrative	26,638,816	17,238,184	$9,400,632	55%
Transaction costs including those incurred with contingent Earn-out Share Liability	55,038,544	0	$55,038,544	100%
Depreciation and amortization	273,772	818,203	$(544,431)	-67%
Total operating expenses	84,136,020	18,965,167
Loss from operations	(84,077,550)	(10,359,839)

Other Income and (Expense):
Interest income	-	1,942	$(1,942)	-100%
Other income, net	21,390	59,982	$(38,592)	-64%
UK R&D tax credit	1,251,243	-	$1,251,243	NM
Loss on initial issuance of convertible note	(1,770,933)	-	$(1,770,933)	NM
Change in fair value of conversion note option liability	840,933	-	$840,933	NM
Change in fair value of warrant liabilities	200,124	-	$200,124	NM
Change in fair value of Earn-out Share Liability	38,040,000	-	$38,040,000	NM
Other expense	(244,732)	(21,857)	$(222,875)	1020%
Interest expense	(1,808,243)	(5,318,817)	$3,510,574	-66%
Total other income and expense	36,529,782	(5,278,750)
Net loss	$(47,547,768)	$(15,638,589)

Revenue, net

The Company generated revenue of $141,760 and $9,072,130 for the years ended December 31, 2024 and 2023, respectively. Revenue has been principally earned from paid pilots for our VeeaHub®  devices. The decrease was due to $9 million income recognized in connection with the license of AdEdge™ in 2023.

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

Cost of Goods Sold

Cost of goods sold decreased by $383,512, or 82%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is immaterial as it is related to the costs incurred to generate our revenue earned from paid pilots for our VeeaHub®  devices.

Product Development Expense

Product development expense increased by $679,903, or 98%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in product development expenses was due to increased internal development and additional costs incurred of outside contractors related to software development and product manufacturing during the period.

Sales and Marketing Expense

Sales and marketing expense increased by $596,205, or 277%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The year-to-date increase was due primarily to an increase in customer evaluations and fees paid to third-party marketing firm during the period.

General and Administrative Expense

General and administrative expense increase by $9.4 million, or 55%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily related to a $6.3 million increase to share based compensation, $1.2 million for employee benefits and other office related expenditures, $0.7 million increase related to professional fees, a the foreign exchange gain of $0.7 million and a $0.5 million increase in our inventory reserve for the year ended December 31, 2024 The year-to-date overall increase was primarily due to an increase in net foreign exchange losses, as well as an increase in professional and consulting fees relating to the Business Combination.

Transaction costs including those incurred with Earn-Out Share Liability

Following the closing of the Business Combination, holders of certain capital stock of Private Veea immediately prior to the closing will have the contingent right to receive up to 4.5 million additional shares of the Company’s common stock if certain trading-price based milestones of the Company’s common stock are achieved or a change of control transaction occurs during the ten-year period following the Closing. Under accounting principles, the Company’s obligation to issue the earnout shares is recorded as a contingent liability (the “Earn-Out Share Liability”). The initial value of the Earn-out Share Liability of approximately $55 million is recorded as a transaction cost within operating expenses. The fair value of the Earn-out Share Liability was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility, and current interest rates and the price of our Common Stock on the Closing Date and at December 31, 2024. A significant driver of the value of the earnout at the close of the Business Combination was our closing stock price on September 13, 2024 which was $12.00 per share and our closing stock price on December 31, 2024 was $3.81 per share. Additionally, the Company incurred approximately $1.4 million of professional fees relating to the Business Combination.

Depreciation and Amortization

Depreciation and amortization decreased by $544,431, or 67%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to certain intangibles reaching the end of their useful lives.

UK R&D Tax Credit

The increase is related to the receipt of an R&D tax credit of $1.3 million received by the Company’s UK subsidiary.

Loss on initial issuance of September 2024 Notes

The loss on initial measurement of the September 2024 Notes was $1,770,993 is recorded as a transaction cost within operating expenses.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities comprised of the fair value adjustment to the conversion option, Private Warrants, and earnout shares at balance sheet date. The gain on the change in fair value of conversion note option liability was $840,933 for the year ended December 31, 2024 was determined using a Black-Scholes option pricing model. The loss on the change in fair value of warrant liabilities was $200,124 for the year ended December 31, 2024 was determined based on the trading value of the public warrants. The loss on the change in fair value of the Earn-out Share Liability was $38.0 million for the year ended December 31, 2024 was determined using a Monte Carlo simulation. A significant driver of the value of the earnout at the close of the Business Combination was our closing stock price on December 31, 2024 which was $3.81. These derivative instruments were entered into in 2024 related to the Business Combination.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the years ended December 31, 2024 and 2023.

Interest expense

Interest expense decreased by $3.5 million, or 66%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was due to loans coming to term or being converted into equity.

Liquidity and Capital Resources

To date, we have financed our operations primarily through private placements of equity securities and debt to related parties. We plan to fund our operations and capital funding needs through a combination of private and public equity and debt offerings, or a combination thereof. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2024 and 2023, we had an accumulated deficit of $217.8 million and $170.3 million, respectively.

As of December 31, 2024 and 2023, we had cash of $1.7 million and $6.0 million, respectively. As of December 31, 2024 we had $13.9 million outstanding debt, of which approximately $1.2 million was outstanding under the September 2024 Notes and $12.7 million was outstanding under our working capital facility.

During the year ended December 31, 2024 compared to the year ended December 31, 2023, the Company has incurred net losses of $47.5 million and $15.6 million, respectively, and had an accumulated deficit of $217.8 million as of December 31, 2024. The Company expects to continue to incur net losses as it continues to grow and scale its business. Historically, the Company’s activities have been financed through private placements, of equity securities and debt to related parties.

Although we have incurred recurring losses each year since our inception, we plan to fund our operations and capital funding needs through a combination of private and public equity and debt offerings, or a combination thereof, including, (1) available cash proceeds from equity sales under the ELOC Program, (2) cash proceeds from a substantial strategic investment anticipated to close in the second quarter of 2025, and (3) savings from planned expense reduction measures.

Taking into account these plans as well as (1) the expected cash tax refund of up to $2.0 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities, (2) the anticipated refund by June 30, 2025, of up to $5.0 million of the Company’s prepayment for purchased inventory and (3) potential additional investments in the form of debt or equity to fund operating deficits from existing investors, including related parties, which may include the Company’s CEO and his affiliates, the Company expects it will be able to fund its operations over the next twelve months. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

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

Adjusted EBITDA

The primary financial measure we use is Adjusted EBITDA. EBITDA is defined as net (loss) income, before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as net (loss) income excluding income tax provision, interest expense, net of interest income from related party loans, depreciation and amortization, stock-based compensation expense and non-core expenses/losses (gains), including transaction-related costs, litigation-related costs, management fees, change in fair value of warrant liability, change in fair value of Earn-out Share Liability and other expense, which includes asset impairments. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based. We exclude the above items as some are non-cash in nature, and others are non-recurring that they may not be representative of normal operating results. This non-GAAP financial measure adjusts for the impact of items that we do not consider indicative of the operational performance of our business. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the Year Ended
	December 31, 2024	December 31, 2023
ADJUSTED EBITDA:
Net (loss) Income	$(47,547,768)	$(15,638,589)
Adjustments:
UK R&D tax credit	(1,251,243)	-
Interest expense	1,808,243	5,318,817
Depreciation and amortization	273,772	818,203
EBITDA	(46,716,996)	(9,501,569)
Other income, net	(21,390)	(59,982)
Other expense	244,732	21,857
Loss on initial issuance of September 2024 Notes	1,770,933	-
Change in fair value of conversion note option liability	(840,933)	-
Change in fair value of warrant liabilities	(200,124)	-
Change in fair value of Earn-out Shares Liability	(38,040,000)	-
Transaction costs incurred with contingent Earn-out Share Liability	55,038,544	-
Share-based compensation expense	6,699,040	76,431
ADJUSTED EBITDA	$(22,066,194)	$(9,463,263)

Critical Accounting Policies and Estimates

Our management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results of operations and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

We believe that the assumptions and estimates associated with the following critical accounting policies involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements.

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

Revenue from all sales types is recognized at the transaction price - the amount management expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, price protection, warranties, and other customer incentive programs based upon the Company’s expectation and historical experience.

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

Revenue from hardware sales is recognized at a point-in-time, which is generally at the point in time when products have been shipped, right to payment has been obtained and risk of loss has been transferred. Certain of the Company’s product’s performance obligations include proprietary operating system software, which typically is not considered separately identifiable. Therefore, sales of these products and the related software are considered one performance obligation.

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

Inventory

The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value, if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. The write down for excess or obsolescence is charged to the provision for inventory, which is a component of cost of goods sold in the Company’s consolidated statements of operations and comprehensive loss. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Fair Value of Equity-Based Awards

We estimate the fair value of stock option awards granted using the Black-Scholes option pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends. Due to the lack of company-specific historical and implied volatility data, we base the estimate of expected stock price volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated for a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero, as we have never paid dividends and do not have current plans to pay any dividends on our Common Stock.

As there was no public market for Private Veea’s common stock prior to the closing of the Business Combination, the estimated fair value of our common stock was previously approved by our Board of Directors, with input from management, as of the date of each award grant, considering our most recently available independent third-party valuations of Private Veea’s common stock and its board of directors’ assessment of additional objective and subjective factors deemed relevant that may have changed from the date of the most recent valuation through the date of the grant.

Fair Value of Certain Debt and Liability Instruments, and the Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which require bifurcation and separate accounting of those derivatives apart from the host instruments, if eligible, GAAP allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO allows the issuer to account for the entire financial instrument, including accrued interest, at fair value with subsequent remeasurements of that fair value recorded through the statements of operations. We elected the FVO of accounting for the September 2024 Notes, including contingently issuable common stock and accrued interest, as discussed in Note 3, Summary of Significant Accounting Policies and Note 4, Reverse Recapatialization to the accompanying consolidated financial statements included elsewhere in this Annual Report.

The September 2024 Notes, which include the related contingently issuable common stock, contain embedded derivatives, which require bifurcation and separate accounting under GAAP, for which the Company elected the FVO for the September 2024 Notes. The September 2024 Notes and accrued interest at their stated interest rates were initially recorded at fair value as liabilities on the consolidated balance sheets and are subsequently re-measured at fair value at the end of each reporting period presented within the consolidated financial statements. The changes in the fair value of the September 2024 Notes are recorded in changes in fair value of convertible debt, included as a component of other income and expenses, net, in the consolidated statements of operations. The change in fair value related to the accrued interest components is also included within the single line of change in fair value of September 2024 Notes on the consolidated statements of operations. See additional information on valuation methodologies and significant assumptions used in Note 7, Debt and Note 11, Fair Value Measurement to the accompanying consolidated financial statements included elsewhere in this Annual Report.

The Earn-out Share Liability

Certain shareholders of the Company are eligible to receive up to 4.5 million earnout shares of the Company's common stock, contingent upon the fulfillment of certain milestones. Each earnout is deemed achieved if, at any time within ten years following the Business Combination, (i) the volume-weighted average price of the Company's common stock reaches or exceeds either $12.50 or $15.00, in each case, for any twenty trading days within a thirty trading day period or (ii) a change of control occurs resulting in the shareholders receiving a per share price, or an implied value per share equal to or in excess of $12.50 or $15.00 per share. As the issuance of the earnout shares is contingent solely on meeting the earnout milestones, the Company’s obligation to issue the earnout shares is recorded as a contingent liability on the Company’s consolidated balance sheet. The Earn-out Share Liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the Earn-out Share Liability is recorded as part of “Other income and (expense)” in the consolidated statement of operations. The estimated fair value of the Earn-out Share Liability was determined using a Monte Carlo analysis of 30,000 simulations of the future path of the Company’s stock price over the earnout period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and the risk-free rate. See additional information on valuation methodologies and significant assumptions used in Note 3, Summary of Significant Accounting Policies and Note 4, Reverse Recapatialization, to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Goodwill

Goodwill represents the excess of the aggregate purchase consideration over the fair value of the net assets acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company’s goodwill was recorded in connection with an acquisition consummated by Private Veea in June 2018. See additional information on valuation methodologies and significant assumptions used in Note 3, Summary of Significant Accounting Policies and Note 6, Goodwill and Intangible Assets, to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Impairment of Long-Lived Assets

Long-lived assets with finite lives consist primarily of property and equipment, operating lease right-of-use assets, and intangible assets which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See additional information on valuation methodologies and significant assumptions used in Note 3, Summary of Significant Accounting Policies and Note 6, Goodwill and Intangible Assets, to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recently Adopted Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report for a description of recently adopted accounting standards.

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) under the Securities Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this Item is included in this Annual Report as set forth in the “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report, after the signature pages of this Annual Report, and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 19, 2024, the Board dismissed Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm. Marcum’s report on Plum’s financial statements as of December 31, 2023 and 2022 contained an explanatory paragraph relating to going concern, but otherwise did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Plum’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of Plum’s disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, Plum’s Chief Executive Officer and Chief Financial Officer concluded that Plum’s disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in Plum’s internal controls over accounting and reporting complex financial instruments including the accounting for Plum’s subscription agreements and other service provider or investor agreements, proper classification of warrants as liabilities and redeemable Class A ordinary shares as temporary equity and prepaid expenses between current and non-current, misclassification of the trust account between current and long term assets, misclassification of redeemed shares between current liabilities and temporary equity and under accrual of liabilities.

During Marcum’s engagement by the Company, and through the date of dismissal, there were no: (i) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedures, which disagreements if not resolved to Marcum’s satisfaction would have caused Marcum to make reference to the subject matter of the disagreement in connection with its report or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, other than as described above.

On September 19, 2024 the Board approved the engagement of PKF O’Connor Davies, LLP (“PKF”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2024, effective immediately. The Board ratified the dismissal of Marcum and the engagement of PKF on September 19, 2024, and the change became effective on September 19, 2024.

During the fiscal years ended December 31, 2023 and December 31, 2022, and the subsequent interim period through the date of PKF’s engagement, neither Plum, nor any party on behalf of Plum, consulted PKF regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Plum’s financial statements, and no written report or oral advice was provided to Plum by PKF that was an important factor considered by Plum in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event, each as defined above.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of Allen Salmasi, our Chief Executive Officer, and Janice Smith, our Interim Chief Financial Officer and Chief Operating Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting

As disclosed elsewhere in this Annual Report, we completed the Business Combination on September 13, 2024. Prior to the Business Combination our predecessor, Plum Acquisition Corp. I, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because Plum Acquisition Corp. I’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2024. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age as of March 14, 2025, and position of the individuals who currently serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers
Allen Salmasi	70	Chief Executive Officer, Chairman of the Board
Janice K. Smith	63	Chief Operating Officer and Interim Chief Financial Officer
Michael Salmasi	37	Chief Executive Officer of Veea Solutions Inc., Director
Mark Tubinis	66	Chief Commercial Officer
Non-Employee Directors
Douglas Maine	77	Director
Kanishka Roy	49	Director
Alan Black	63	Director
Helder Antunes	62	Director
Gary Cohen	68	Director

Executive Officers

Allen Salmasi is the Chairman of the Board and CEO at Veea. Prior to co-founding Veea in 2014, Mr. Salmasi was the Chairman, Chief Executive Officer and President of NextWave Telecom Inc. and, its spin-off, NextWave Wireless Inc. (“NextWave”), a San Diego-based company that he founded in 1996. In partnership with MCI Communications Corporation, NextWave developed and substantially implemented the first Mobile Virtual Network Operator (“MVNO”) service in the US. NextWave also acquired substantial spectrum assets in the US and other countries between 1996 and 2007. NextWave Telecom was acquired by Verizon in 2005 and, its spin-off, NextWave Wireless was acquired by AT&T in 2013. NextWave, through its wholly owned subsidiaries, also pioneered several products and technologies that were acquired at various times such as an all IP-based packet-switched wireless broadband network equipment and devices based on TD-CDMA and OFDMA waveforms (4G/5G) as well as mobile media and streaming software platform that was adopted by Google for Android devices. During 2000s, its TD-CDMA was deployed in Eastern Europe as a “wireless Internet” network by Deutsche Telekom and in New York metro area, with an upgrade to 4G LTE as a public safety network after 9/11 (“NYCWiN”) with Northrop Grumman. Beginning 1988, at Qualcomm Incorporated, he served in various positions as the first President of its wireless business division (QCT), Chief Strategy Officer and a member of the Board of Directors, where he initiated and led the business development activities for the first digital cellular products, including its chipset and handset developments and production, based on Code Division Multiple Access (“CDMA”) technology, which became the first global wireless standard as 3G and gave birth to smartphones. Prior to Qualcomm, from 1983 to 1988, Mr. Salmasi was the Chief Executive Officer and President of Omninet Corporation, which developed and launched OmniTRACS product and services in 1985. As the first large scale commercial application of spread spectrum communications incorporating CDMA, OmniTRACS became the world’s first and largest commercial terrestrial mobile satellite communications service for two-way messaging, SCADA (IoT) and position reporting service. Omninet entered into a contract with Qualcomm, immediately after its formation in 1985, to manufacture OmniTRACS and then merged with Qualcomm in 1988. He holds two Bachelor of Science degrees with honors in Electrical Engineering and Business Management and Economics from Purdue University and two Master of Science degrees in Electrical Engineering and Applied Mathematics from Purdue University and the University of Southern California, respectively.

Janice K. Smith is our Chief Operating Officer and Interim Chief Financial Officer. Ms. Smith joined Veea in 2018. From February 2014 to June 2018, Ms. Smith was Chief Administrative Officer of NLabs Inc., an affiliate of Veea. Prior to joining NLabs, Ms. Smith was SVP, Chief Risk Officer and Head of Governmental Affairs for Overseas Ship holding Group, Inc., the former largest NYSE-listed crude oil and petroleum product transportation company, where she was responsible for the enterprise risk management function, establishing and executing legislative agenda, including management of the firm’s “PAC” and supervising outside lobbyists. Prior to OSG, Ms. Smith was a corporate partner in the New York office of global law firm Proskauer Rose where her practice focused on mergers and acquisitions, corporate finance and securities law transactions. Ms. Smith holds a BBA from Iona College, a JD from Fordham Law School.

Mark Tubinis  is our Chief Commercial Officer. Mr. Tubinis joined Veea in 2020. He is a seasoned technology executive recognized for building and managing global product and services organizations. He has broad experience in virtualized and cloud-based fixed and mobile service delivery (voice, video, data and IoT), and has worked in engineering management, product management, business development, and strategic planning and partnering over his career. He served as SVP of SeaChange International, an OTC-listed supplier of video delivery software, from October 2016 to January 2019; as the Chairman of the Board of Airfusion, a private AI driven data analytics company, from 2016 to 2020; and as a director of Classco, Inc., a specialist in Calling Line ID technologies, from 1996 to 2019. Since 2022, he has served as an advisor of zTouch, LLC, a private AI based network optimization and automation company. At Alcatel-Lucent (via acquisition of WaterCove Networks), Cedar Point Communications, Savant, SeaChange International and now Veea, Mr. Tubinis enjoys working with industry thought leaders to deliver innovative, award-winning solutions. Mr. Tubinis holds an MSEE/Computer Engineering and Communications from Massachusetts Institute of Technology (MIT) and a BSEE from Boston University.

Michael Salmasi serves as a member of the Board. Michael Salmasi is a co-founder of Veea Inc. and has served on its board of directors since its inception. Michael has also served as CEO of Veea Solutions Inc., a subsidiary of Veea Inc., since 2013. In this role, Mr. Salmasi plays a leading role in a variety of initiatives and engages with the company’s business partners to deliver edge computing solutions to customers in a range of projects, including Smart Retail, Smart Buildings, and Smart Agriculture. Prior to co-founding Veea Inc., Mr. Salmasi worked at UBS Financial Services from 2009 to 2012. Mr. Salmasi holds a Master of Business Administration from New York University Stern School of Business.

Non-Employee Directors

Douglas Maine serves as a member of the Board. Mr. Maine joined International Business Machines Corporation (“IBM”) in 1998 as Chief Financial Officer following a 20-year career with MCI (now part of Verizon) where he was Chief Financial Officer from 1992-1998. He was named General Manager of ibm.com in 2000 and General Manager, Consumer Products Industry in 2003 and retired from IBM in 2005. Mr. Maine previously served as a director of the following public companies: Acreage Holdings from 2018-2023; Albemarle Corporation from 2015 to 2020, Orbital-ATK, Inc. from 2006-2017, BroadSoft, Inc. from 2006-2017 and Rockwood Holdings, Inc. from 2005-2015. Maine is a former two-term member of the Standing Advisory Group of the Public Company Accounting Oversight Board. Mr. Maine holds a BS from Temple University and an MBA from Hofstra University. Mr. Maine is also a Columbia Business School Executive in Residence.

Kanishka Roy serves as a member of the Board. Mr. Roy is a technology and finance veteran, with over 20 years of experience as a technology investment banker, public company executive, and growth investor. From 2014 to 2019, Mr. Roy helped leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy also served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing winning M&A playbooks to maximize shareholder value. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. Most recently, from 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar private AI company with over 20 million monthly average users and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy is also President, Chief Executive Officer, Secretary, Treasurer, and board member of Plum Acquisition Corp. III, a special purpose acquisition company traded on Nasdaq. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth.

Alan Black serves as a member of the Board. Mr. Black founded Surfspray Capital, LLC in 2017 through which he has advised over a dozen companies including Looker Data Sciences where he served on the Board and was Chair of the Audit Committee (acquired by Google in 2019); Bill.com Holdings (2019 IPO), HashiCorp (2021 IPO), and private software companies including Intercom, Komodo Health, Mattermost, Netlify, Nozomi Networks, and others. He brings more than 35 years of experience as an executive leading public and private software enterprises, including IPO experience as CFO at Zendesk (2014 IPO) and Openwave Systems (1999 IPO). In between those companies, Mr. Black was President and CEO of Intelliden (acquired by IBM in 2010). Mr. Black currently sits on the boards of Nextiva, Matillion, and Plum Acquisition Corp. III. He holds a Bachelor of Commerce and a Graduate Diploma in Public Accountancy degrees from McGill University in Montreal, Canada, and serves on McGill’s Board of Advisors for the Western United States, co-chairing its Bursary Subcommittee. Mr. Black is now retired from active membership in the Institute of Chartered Accountants of Ontario (Canada) and Society of Certified Public Accountants (California), in which professional organizations he was a licensed member for over two decades.

Helder Antunes serves as a member of the Board. Mr. Antunes is an entrepreneur, technologist, and executive with over 30 years of experience in Silicon Valley and around the world. Currently he serves as CEO of Crowdkeep, an Internet of Things (IoT) company specializing in asset, people, and condition tracking across multiple industries. Mr. Antunes previously served as a Cisco executive for over 20 years, crucial in leading corporate innovation and in the development of many of Cisco’s many security products, such as IoS imbedded security, Cisco Virtual Office (CVO), and Dynamic Multipoint VPN, as well as leading projects like Cisco Connected Car, founding the OpenFog Consortium, and developing the reference architecture for all things IoT. A renowned expert in data security, Internet of Things (IoT), fog computing, and disruptive innovation, Mr. Antunes speaks at numerous conferences and symposiums around the world every year and has presented to the U.S. Congress, and the parliaments of countries like Norway and Portugal on the topics of technology and innovation. Mr. Antunes has also served as an advisor to the Government of Portugal and the Regional Government of the Azores, counseling on the topics of stimulating high tech development, fostering investment environments, and promoting science & technology education.

Gary Cohen serves as a member of the Board. Mr. Cohen is an experienced business leader with a background in global management. Mr. Cohen currently serves on the Board of Trustees for Northwell Health. Mr. Cohen has previously served on the President’s Council for Union College, the Global Advisory Board of Ragon Institute of MGH, MIT and Harvard, the Global Advisory Council of African Leadership University, US Advisory Council of African Leadership Academy, and Director and Treasurer of Gift of Hope USA. Mr. Cohen has been retired since 2014. Prior to retirement, Mr. Cohen was employed with IBM Corporation from 1978 to 2014 (with an 18-month gap). During his time at IBM Corporation, Mr. Cohen served as General Manager, Global Communications Sector, Chairman of IBM Africa, and Executive Leader of Global Alliances, among other roles. Mr. Cohen led IBM Corporation’s $12 billion business with telecommunications, energy and utilities, and media and entertainment clients worldwide, with particular focus in leading the development in Africa. Prior to that Mr. Cohen served as General Manager of IBM’s Pervasive Computing (IoT) business unit and before that was Vice President of Strategy. Furthermore, Mr. Cohen managed critical partnerships with businesses like SAP, Cisco, and Oracle. Mr. Cohen holds an MBA in Finance from New York University and a Bachelor of Science in Economics and Psychology from Union College. Mr. Cohen is independent as defined under the applicable Nasdaq rules. Mr. Cohen is qualified to serve on the board because of his long-time global business experience and leadership experiences.

Family Relationships

Except for Allen Salmasi, our CEO and chairman, who is the father of, Michael Salmasi, our director and Chief Executive Officer of our subsidiary, Veea Solutions, Inc., there are no family relationships between any of the executive officers or directors of the Company.

Director or Officer Involvement in Certain Prior Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Composition and Election of Directors

Our board of directors currently consists of seven members. Under our amended and restated bylaws, the number of directors will be determined from time to time by our board of directors.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s Board has determined that each of Douglas Maine, Kanishka Roy, Gary Cohen and Alan Black is an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director had with Veea and has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of our Common Stock by each non-employee director.

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	the Class I directors are Gary Cohen and Michael Salmasi, and their terms will expire at our annual meeting of stockholders in 2027

●	the Class II directors are Douglas Maine, Helder Antunes, and Alan Black, and their term will expire at our annual meeting of stockholders in 2025, and

●	the Class III directors are Allen Salmasi and Kanishka Roy, and their terms will expire at the annual meeting of stockholders in 2026.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors.

Board Leadership Structure

The Board does not have a policy about whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. Rather, the Board has flexibility to annually choose the leadership structure that it believes will provide the most effective leadership and oversight for the company and its growth strategy. The Nominating and Governance Committee routinely reviews our governance practices and Board leadership structure, and the Board selects the structure that it believes provides the most effective leadership and oversight for the company.

Role of the Board in Risk Oversight

Of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. For example, the Company’s audit committee is responsible for overseeing the management of risks associated with the Company’s financial reporting, operational, privacy and cybersecurity, competition, legal, regulatory, compliance and reputational matters; and the Company’s compensation committee oversees the management of risks associated with our compensation policies and programs.

Committees of the Board of Directors

The standing committees of Company’s Board consists of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition of each committee following the Business Combination is set forth below.

Audit Committee

The Company’s Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Douglas Maine, Gary Cohen and Alan Black, each of whom is an independent director and is “financially literate” as defined under the Nasdaq listing standards. Douglas Maine serves as chair of the Audit Committee. The Company’s Board has determined that Mr. Maine qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The Company’s Compensation Committee consists of Gary Cohen and Douglas Maine, each of whom is an independent director under Nasdaq’s listing standards, and Gary Cohen serves as chair of the Compensation Committee.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee consists of Kanishka Roy and Alan Black, each of whom is an independent director under Nasdaq’s listing standards, and Kanishka Roy serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on the Board. The Nominating and Corporate Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, including nominees who will permit the Continuing Company to comply with applicable California and Nasdaq diversity standards, are specified in the Nominating and Corporate Governance Committee Charter.

Compensation Committee Interlocks and Insider Participation

None of the members of the Company’s compensation committee has ever been an executive officer or employee of the Company. None of the Company’s executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

Corporate Governance Guidelines and Code of Business Conduct

The Board has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of its directors and director candidates and corporate governance policies and standards applicable. In addition, the Board has adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of the Company’s Corporate Governance Guidelines and its Code of Business Conduct and Ethics are posted on the Corporate Governance portion of the Company’s website at www.veea.com. Information contained on or accessible through the Company’s website is not a part of this Annual Report, and the inclusion of the Company’s website address in this Annual Report is an inactive textual reference only. The Company intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its website rather than by filing a Current Report on Form 8-K.

Insider Trading Policies

On September 13, 2024, the Company adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures.

Our policies with respect to the compensation of our executive officers are administered by the board of directors our Compensation Committee. The compensation policies we follow are designed to provide for compensation that is sufficient to attract, motivate and retain executives and to establish an appropriate relationship between executive compensation and the creation of shareholder value. In addition to the guidance provided by the compensation committee, the board of directors may utilize the services of third parties from time to time in connection with the recruiting, hiring and determination of compensation awarded to executive employees.

Financial Restatement

It is a policy of our Board that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.

Clawback Policy

We have adopted a Compensation Recovery Policy in accordance with applicable Nasdaq rules, a copy of which is filed as the Exhibit 97.1 to this Annual Report. It is generally our policy that the Company will recoup any incentive compensation erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

The Company does not maintain a policy on the timing of awards of options in relation to the disclosure of material nonpublic information. Our board and compensation committee did not take into account any material nonpublic information in determining the timing of the equity awards made to our NEOs in 2024. We did not time the disclosure of material nonpublic information for the purpose of affecting the value of our executive compensation in 2024.

Summary Compensation

We have also included the material elements of compensation awarded to, earned by or paid to other officers of the company that may be named executive officers of the Business Combination. Together, these officers are referred to as our “named executive officers” or “NEOs.”

Other than as set forth in the table and described more fully below, during the fiscal year ended December 31, 2024, Veea did not pay any fees, make any equity awards or non-equity awards, or pay any other compensation to the named executive officers. The compensation reported in this summary compensation table below is not necessarily indicative of how we will compensate our named executive officers in the future. We expect that we will continue to review, evaluate and modify our compensation framework as a result of becoming a publicly-traded company, and our compensation program following the consummation of the Business Combination could vary significantly from our historical practices.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)

Allen Salmasi	2024	-	-		$11,640,727		$11,640,727
Chief Executive Officer	2023	-	-		-	-	-
Janice K. Smith	2024	250,000	40,000	(2)	163,438	11,600.00	465,038
Chief Operating Officer	2023	250,838	500			10,034	261,372
Mark Tubinis	2024	210,000			30,000	8,428	248,428
Chief Commercial Officer	2023	210,708	500		-	8,850	220,058

(1)	The amounts reported in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the grant date fair value of each stock option award granted, computed in accordance with the provisions of FASB ASC Topic 718. See Note 10, Stock Incentive Plans to the accompanying consolidated financial statements included elsewhere in this Annual Report for the assumptions used in calculating the grant date fair value of the stock option awards reported in this column.

(2)	Consists of Company 401(k) matching contributions.

(3)	Consists of a special cash bonus in recognition of exceptional performance by Ms. Smith in 2024.

Existing NEO Employment Agreements

Allen Salmasi, as founder and Chief Executive Officer of Veea and largest stockholder, has largely controlled all significant decisions of Veea since its inception. Because of this unique role, Mr. Salmasi previously was not a party to an employment agreement or letter agreement with Veea; and prior to December 2024, Mr. Salmasi received no salary or equity awards since Veea’s inception.

Ms. Smith does not have a written employment agreement with Veea.

On December 31, 2019, Private Veea entered into an offer letter with Mr. Tubinis, pursuant to which Mr. Tubinis began serving as Chief Commercial Officer. The offer letter provides for an indefinite term of employment. Pursuant to the offer letter, Mr. Tubinis was entitled to an initial annual salary of $210,000.

Each of the NEOs is eligible to participate in a number of Company-sponsored benefit plans, programs and arrangements.

Outstanding Equity Awards at Year-End

The following table provides information on outstanding equity awards as of December 31, 2024 to our NEOs.

Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Allen Salmasi (1)	0	0	0	$0
Janice K. Smith (2)	0	0	0	$0
Mark Tubinis	0	0	0	$0

Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Allen Salmasi (1)	12/30/24	3,036,308	0	0	$3.89	12/30/28
Janice K. Smith (2)	5/19/22	29,345	0	0	3.01	5/19/32
	5/10/24	18,013	0	0	9.07	5/10/34
Mark Tubinis (3)	12/31/19	15,695	0	0	2.75	12/31/29
	4/30/20	23,542	0	0	2.75	4/30/30
	5/19/22	9,975	0	0	3.01	5/10/32
	5/10/24	3,306	0	0	9.01	5/10/24

(1)	All equity awards held by Mr., Salmasi are fully vested.

(2)	All equity awards held by Ms. Smith are fully vested.

(3)	All equity awards held by Mr. Tubinis are fully vested.

Narrative Disclosure to Summary Compensation Table

Base Salaries

In 2024 and 2023, as applicable, the named executive officers received annual base salaries to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

In 2023 the annual base salaries of Ms. Smith and Mr. Michael Salmasi were $250,000, $210,000 and $240,000, respectively and remained unchanged in 2024. Mr. Allen Salmasi did not receive an annual salary in 2023 and 2024.

Cash Bonuses

In 2024 and 2024 we did not have any formal arrangement swith our named executive officers providing for annual cash bonus awards. Ms. Smith received a discretionary cash bonus in 2024, as discussed below.

CEO Equity Award

On December 30, 2024, the Board approved an equity award to Mr. Salmasi in the form of a non-qualified stock option to purchase 2,992,475 shares of common stock for an exercise price per share of $3.89, which was the fair market value of a share of common stock on the grant date. The award was fully vested and exercisable at the time of grant and expires December 30, 2028. The award was made in recognition of Mr. Salmasi’s exceptional performance and contributions to the Company and its subsidiaries.

2024 Special Bonus to Ms. Smith

On November 11, 2024, the Compensation Committee approved a discretionary special cash bonus in the amount of $40,000 to Ms. Smith, for her exceptional performance in fiscal year 2024. The special bonus was paid, less applicable tax withholding in December 2024.

Equity Compensation

Veea maintains the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”), which became effective upon the Closing. 4,460,437 shares of Common Stock were initially reserved for issuance of awards under the 2024 Incentive Plan (the “Initial Limit”). The Initial Limit is subject to increase over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of December 31, 2024, the Company had 111,364 shares available for issuance under the 2024 Incentive Plan.

Veea also maintains the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 1,070,603 shares of Common Stock have been reserved for issuance under the ESPP, which represents 3% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing. This amount is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase Common Stock from the Company at a discount through accumulated payroll deductions. The first purchase period has not begun as of December 31, 2024. Under the terms of the ESPP, the purchase price per share cannot be less than 85% of the lower of the fair market value per share of our common stock on either the offering date or on the purchase date.

Health and Welfare Plans

Our NEOs are eligible to participate in the employee benefit plans that we offer to our employees generally, including medical, dental, vision, life and accidental death and dismemberment, and short- and long-term disability benefits.

Retirement Plan

In 2024 and 2023, as applicable the named executive officers participated in a 401(k) retirement savings plan maintained by us. The Internal Revenue Code of 1986, as amended (the “Code”) allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2024 and 2023, contributions made by participants, including the named executive officers, in the 401(k) plan were matched by the Company up to a specified percentage of the employee contribution. These matching contributions generally vest on the date on which the contribution is made. Our named executive officers continue to be eligible to participate in the 401(k) plan on the same terms as other full-time employees. We do not maintain any other retirement or separation benefits for our named executive officers.

Director Compensation

The following table provides information for the compensation of our non-employee directors for the fiscal year ended December 31, 2024:

	Fees earned or	Stock
	paid in cash	Awards	Total
Name	($)(1)	($)(2)(3)	($)
Douglas Maine	20,000	250,000	270,000
Kanishka Roy	20,000	250,000	270,000
Alan Black	20,000	250,000	270,000
Helder Antunes	20,000	250,000	270,000
Gary Cohen	20,000	250,000	270,000

(1)	Consist of cash compensation paid to the directors for services as a director in 2024.

(2)	As of December 31, 2024, the aggregate number of stock and option awards held by each director was as follows:

●	Douglas Maine holds 19,619 option awards and 81,116 RSU awards;

●	Mr. Roy holds 81,116 RSU awards;

●	Mr. Black holds 81,1186RSU awards;

●	Mr. Antunes holds 81,1186 RSU awards; and

●	Mr. Cohen holds 81,116 RSU awards.

(3)	Consists of grants of RSUs. Reflects the aggregate grant date fair value of any RSUs granted, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount are included in Note 10, Stock Incentive Plans to the Consolidated Financial Statements included in the this Annual Report. This amount does not reflect the actual economic value that will ultimately be realized by each director.

Our non-employee director compensation program provides for annual retainer fees and/or equity awards for our non-employee directors as summarized below. In 2024, non-employee directors received an annual cash retainer of $20,000 and an equity award in the form of RSUs, as set forth above.

Position	Annual Cash Retainer
Non-Executive Member of Board	$35,000
Audit Committee Chair	15,000
Other Audit Committee Member	7,500
Compensation Committee Chair	10,000
Other Compensation Committee Member	5,000
Nominating and Corporate Governance Committee Chair	7,500
Other Nominating and Corporate Governance Member	4,000

Compensation under our non-employee director compensation policy will be subject to the annual limits on non-employee director compensation set forth in the 2024 Plan, as described above,. Our board of directors or its authorized committee may modify the non-employee director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, subject to the annual limit on non-employee director compensation set forth in the 2024 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of March 14, 2025 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding Common Stock;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days.

The percentage of beneficial ownership is based on 34,440,377 shares of Common Stock issued and outstanding as of March 14, 2025.

In accordance with SEC rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the Closing are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 164 E. 83rd Street, New York, New York, United States. Unless otherwise indicated and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares of Common Stock	%
Directors and Executive Officers
Allen Salmasi (2)	18,877,959	34.13%
Janice K. Smith (3)	147,868	*
Mark Tubinis (4)	52,518	*
Douglas Maine (5)	125,627	*
Helder Antunes (6)	121,116	*
Michael Salmasi	309,441	*
Kanishka Roy (7)	3,217,278	8.11%
Gary Cohen	81,116	*
Alan Black	120,836	*

5% Stockholders
NLabs Inc.	12,148,921	25%
Salmasi 2004 Trust	2,808,475	7.16%
Ursula Burns (8)	2,071,207	5.38%
Mike Dinsdale (9)	2,477,302	6. 37%
All directors and executive officers as a group (9 individuals)	23,053,759	38.75%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 164 E. 83rd Street, New York, New York, United States.

(2)	Consists of 12,148,921 shares held by NLabs Inc., an entity controlled by Mr. Salmasi and members of his immediate family, 2,808,475 shares held by Salmasi 2004 Trust, the trustee of which is a member of Mr. Salmasi’s immediate family, 437,029 shares held directly by Mr. Salmasi, 491,059 shares held by Mr. Salmasi’s spouse and options to purchase 2,992,475 shares of Common Stock.

(3)	Includes options to purchase 47,359 shares of Common Stock.

(4)	Consists of options to purchase 52,518 shares of Common Stock.

(5)	Includes options to purchase 14,714 shares of Common Stock.

(6)	Includes 20,000 shares of Common Stock issuable upon conversion of a convertible promissory note issued at the Closing of the Business Combination.

(7)	Includes 985,277 shares of Common Stock issuable upon exercise of Private Warrants.

(8)	Includes 973,358 shares of Common Stock issuable upon exercise of Private Placement Warrants..

(9)	Includes 1,517,644 shares of Common Stock issuable upon exercise of Private Placement Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11 - Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Certain Relationships and Related Person Transactions of Veea

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of Private Veea’s CEO (“NLabs”) for office space for an initial term of five years. At December 31, 2024, NLabs held approximately 26% of Veea’s outstanding capital stock. In 2018, Private Veea renewed the sublease for an additional five-year term with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024 and was subsequently extended to June 30, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $244,000 and $237,000, respectively, for the years ended December 31, 2024 and 2023, all of which is classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Accrued and unpaid rent expense included in the Company’s consolidated balance sheet was $1,713,600and $1,468,800, respectively, as of December 31, 2024 and 2023.

In April 2017, Private Veea entered into a lease agreement with 83rd  Street LLC to lease office space for an initial term of two years. The sole member of 83rd  Street is the Salmasi 2004 Trust. At December 31, 2024, the Salmasi 2004 Trust held approximately 8% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust. In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024 and was subsequently extended to December 31, 2024. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $281,000 and $247,000, respectively, for the years ended December 31, 2024 and 2023, all of which is classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Accrued and unpaid rent expense included in the Company’s consolidated balance sheet was $1,944,000 and $1,656,000, respectively, as of December 31, 2024 and 2023.

Rent expense for the above leases is reported as general and administrative expenses in the Company’s consolidated statements of operations.

Related Party Debt

In 2021 and 2022, NLabs made loans to Private Veea evidenced by promissory notes aggregating $9,500,000 (the “Bridge Notes”). Interest on the outstanding principal amount of the Bridge Notes accrued at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest was payable on the maturity date of the Bridge Notes. The original maturity date of the Bridge Notes was December 31, 2022, which was extended to December 31, 2023, and was subsequently extended to September 30, 2024. The Company accounted for the extension as a modification of the Bridge Notes. Interest expense for the years ended December 31, 2024 and 2023 was $195,155 and $237,500, respectively.

In 2022 and 2023, NLabs made loans to Private Veea evidenced by promissory notes in the aggregate principal amount of $3,098,000 (the “Promissory Notes” and collectively with the Bridge Notes, the “Related Party Notes”). Interest on the outstanding principal amount of the Promissory Notes accrued at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and interest on the Promissory Notes was repayable upon the earlier of demand and December 31, 2023. The Promissory Notes remained outstanding as of December 31, 2023 and was subsequently extended to September 30, 2024. Interest expense for the years ended December 31, 2024 and 2023 was $63,709 and $78,087, respectively.

At the Closing, the Related Party Notes were converted into shares of common stock at a price of $5.00 per share of common stock, which shares were not considered Private Veea Shares and were in addition to the shares of common stock issued to holders of Private Veea Shares. See Note 4 “Recapitalization” for further information regarding the conversion of the Related Party Notes.

In January 2023, Janice Smith, the Company’s Interim Chief Financial Officer and Chief Operating Officer, made a loan to Private Veea in the aggregate principal amount of $50,000. The loan accrues interest on the outstanding principal amount at a rate of 10% per annum. Principal and interest on the loans are repayable upon the earlier of demand and December 31, 2023. The loan was repaid in full in March 16, 2023.

In March and April 2025, the Company’s CEO and NLabs made loans to the Company in the aggregate amount of $826,000. Interest on the loan accrues at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable on the earlier of demand or June 30, 2025.

Common Stock Warrants

In consideration for the guarantee by the Company’s CEO of the Company’s obligations under the 2021 Revolving Loan Agreement and a previously outstanding loan agreement with First Republic Bank, the Company issued warrants to purchase an aggregate of 2,430,000 shares of the Company’s common stock (the “Loan Guarantee Warrants”). The exercise price of the warrants is $.01 per share. The warrants are exercisable for a period of seven years. The warrants were equity classified and had a fair value of $2,189,014 on the date of grant which is recognized as deferred cost and amortized to interest expense over the life of the loan agreements.

In December 2021, the Company issued warrants to purchase 630,000 shares of common stock in connection with the Bridge Notes issued to NLabs (the “Tranche 1 Bridge Note Warrants”). The exercise price of the warrants is $.01 per share. The warrants are exercisable for a period of seven years. The warrants were equity classified and had a relative fair value of $499,416 on the date of grant which was recognized as original issue discount on the Bridge Notes in the year ended December 31, 2021.

In 2022, the Company issued warrants to purchase 320,000 shares of common stock in connection with the Bridge Notes issued to NLabs (the “Tranche 2 Bridge Note Warrants” and collectively with the Loan Guarantee Warrants and the Tranche 1 Bridge Note Warrants, the “Related Party Common Stock Warrants”). The exercise price of the warrants is $.01 per share. The warrants are exercisable for a period of seven years. The warrants were equity classified and had a fair value of approximately $253,816 on the date of grant which was recognized as original issue discount on the Bridge Notes in the year ended December 31, 2022.

At Closing, the Related Party Common Stock Warrants were exercised in whole, on a net basis, for 3,880,000 shares of common stock of Private Veea at a conversion price of $0.01 per share for an aggregate purchase price of $38,800. A total of 21,798 shares of Common Stock were surrendered in payment of the purchase price.

Indemnification Agreements

Our corporate governance documents provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law, subject to certain exceptions contained in our restated certificate of incorporation. We have also entered into indemnification agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements they may be required to pay in actions or proceedings which they are or may be made a party by reason of their position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our bylaws.

Certain Pre-Business Combination Relationships and Related Person Transactions of Plum

Founder Shares

On January 13, 2021, the Plum Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Up to 1,125,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter. On April 14, 2021, the underwriter partially exercised its over-allotment option buying 1,921,634 Units thus reducing the total number of share subject to forfeiture to 644,591. On May 2, 2021, the underwriter’s over-allotment option expired and 644,591 Founder Shares were forfeited to the Company.

Plum Sponsor and Plum’s directors and executive officers agreed not to transfer, assign or sell any of their Founder Shares until earliest of (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their Ordinary Shares for cash, securities or other property (the “Lock-up”). Any permitted transferees would be subject to the same restrictions and other agreements of the Plum Sponsor and the directors and executive officers with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Plum Initial Public Offering, the Plum Sponsor purchased an aggregate of 6,256,218 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement, generating gross proceeds of $9,384,327. No underwriting discounts or commissions were paid with respect to sale of the Private Placement Warrants. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds from the Private Placement Warrants were added to the proceeds from the Plum Initial Public Offering held in the Trust Account.

The Private Placement Warrants are identical to the Warrants sold in the Plum Initial Public Offering, except that the Private Placement Warrants (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the Warrants (i) may be exercised on a cashless basis and (ii) are not subject to redemption. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, then the Warrants will be redeemable by Plum and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Plum Initial Public Offering.

Related Party Loans

On January 13, 2021, the Plum Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Plum Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of November 30, 2021, or the completion of the Plum Initial Public Offering. As of December 31, 2022, the Company has no borrowings under the Note. Borrowings under this note are no longer available.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Plum Sponsor or an affiliate of the Plum Sponsor, or certain of Plum’s officers and directors, and third parties committed to loan Plum funds as may be required (“Working Capital Loans”). If Plum completed a Business Combination, Plum would repay the Working Capital Loans out of the proceeds of the Trust Account released to it. In the event that a Business Combination did not close, the Company could use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans were convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On April 17, 2023, Plum issued an unsecured promissory note, dated effective as of March 17, 2023 (the “March 2023 Note”), in the principal amount of up to $1,500,000 to Sponsor, which may be drawn down by Plum from time to time prior to the consummation of Plum’s Business Combination. An initial draw in the amount of $480,000 occurred on March 17, 2023. The March 2023 Note did not bear interest, matured on the date of consummation of the Business Combination and was subject to customary events of default. The March 2023 Note would be repaid only to the extent that Plum had funds available to it outside of the Trust Account and is convertible into Private Placement Warrants of Plum at a price of $1.50 per warrant at the option of the Plum Sponsor.

On July 25, 2023, Plum issued an unsecured promissory note (the “July 2023 Note”), in the principal amount of up to $1,090,000, to Plum Sponsor, which may be drawn down by Plum from time to time prior to the consummation of Plum’s Business Combination. The July 2023 Note did not bear interest, matured on the date of consummation of the Business Combination and was subject to customary events of default. The July 2023 Note would be repaid only to the extent that Plum had funds available to it outside of the Trust Account and was convertible into Private Placement Warrants of Plum at a price of $1.50 per warrant at the option of the Plum Sponsor.

On September 11, 2024 the Company entered into an amendment to the Plum Partners Promissory Note where, upon consummation of a business combination, the outstanding principal balance in excess of $250,000 were converted into common stock of the post-closing entity in an amount of shares equal to the outstanding principal balance divided by $5.00 per share.

On January 31, 2022, Plum issued an unsecured promissory note (the “Dinsdale Note”) in the principal amount of $500,000 to Mike Dinsdale. The Dinsdale Note did not bear interest and was repayable in full upon consummation of a Business Combination. Plum could draw on the Dinsdale Note from time to time, in increments of not less than $50,000, until the earlier of March 18, 2023 or the date on which Plum consummates a Business Combination. If Plum did not complete a Business Combination, the Dinsdale Note would not be repaid and all amounts owed under it would be forgiven. Upon the consummation of a Business Combination, the Mr. Dinsdale had the option, but not the obligation, to convert the principal balance of the Dinsdale Note, in whole or in part, into Private Placement Warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between Plum and the Transfer Agent), at a price of $1.50 per Private Placement Warrant. The Dinsdale Note was subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Dinsdale Note and all other sums payable with regard to the Dinsdale Note becoming immediately due and payable. The Dinsdale Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On September 11, 2024 the Dinsdale Note was amended to provided that upon consummation of the Business Combination, the outstanding principal balance would convert into common stock of the Company in an amount of shares equal to the outstanding principal balance divided by $5.00 per share.

On July 11, 2022, Plum issued an unsecured promissory note (the “Burns Note”) in the principal amount of $500,000 to Ursula Burns. The Burns Note did not bear interest and was repayable in full upon consummation of Plum’s initial business combination. Up to fifty percent (50%) of the principal of the Burns Note could be drawn down from time to time at Plum’s option prior to August 25, 2022 and any or all of the remaining undrawn principal of the Burns Note could be drawn down from time to time at the Company’s option after August 25, 2022, in each case in increments of not less than $50,000. If Plum did not complete a Business Combination, the Burns Note would not be repaid and all amounts owed under it would be forgiven. Upon the consummation of a Business Combination, Ms. Burns had the option, but not the obligation, to convert the principal balance of the Burns Note, in whole or in part, into Private Placement Warrants (as defined in that certain Warrant Agreement, dated March 18, 2021, by and between Plum and the Transfer Agent), at a price of $1.50 per Private Placement Warrant. The Burns Note was subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Burns Note and all other sums payable with regard to the Burns Note becoming immediately due and payable. On September 11, 2024 the Burns Note was amended to provided that upon consummation of the Business Combination, the outstanding principal balance would convert into common stock of the Company in an amount of shares equal to the outstanding principal balance divided by $5.00 per share.

On March 16, 2023, Plum issued an unsecured promissory note in the total principal amount of up to $250,000 (the “Roy Note”) to Mr. Kanishka Roy, individually and as a member of Plum Sponsor. Mr. Roy funded the initial principal amount of $250,000 on March 16, 2023. The Roy Note did not bear interest and matured upon the consummation of Plum’s initial business combination with one or more businesses or entities. In the event Plum did not consummate a business combination, the Roy Note would be repaid upon Plum’s liquidation only from amounts remaining outside of the Trust Account, if any. The Roy Note was subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Roy Note and all other sums payable with regard to the Roy Note becoming immediately due and payable. On September 11, 2024 the Roy Note was amended to provided that upon consummation of the Business Combination, the outstanding principal balance would convert into common stock of the Company in an amount of shares equal to the outstanding principal balance divided by $5.00 per share.

Administrative Support Agreement

Plum entered into certain administrative support agreement, pursuant to which Plum paid the Plum Sponsor or an affiliate of the Plum Sponsor for office space, secretarial and administrative services provided to members of the management team. In addition, Plum reimbursed the Plum Sponsor for the reasonable costs of salaries and other services provided to Plum by the employees, consultants and or members of the Plum Sponsor or its affiliates. For the year ended December 31, 2023, Plum incurred $120,000 in fees for office space, secretarial and administrative services and $215,094 in fees for reimbursement of costs of salaries. Pursuant to its terms, the Administrative Support Agreement terminated upon Closing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed by PKF O’Connor Davies, LLP for the fiscal years ending December 31, 2024 and 2023, respectively, as described below:

	2024	2023
Audit and Related Fees	$620,472	$404,975
Tax Fees	$21,299	$34,000
Total	$641,771	$438,975

Pre-Approval Policies and Procedures

The Audit Committee mandate requires that the Audit Committee pre-approve any retainer of the auditor of the Company to perform any non-audit services to the Company that it deems advisable in accordance with applicable legal and regulatory requirements and policies and procedures of the Board. The Audit Committee is permitted to delegate pre-approval authority to one of its members; however, the decision of any member of the Audit Committee to whom such authority has been delegated must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of Veea Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veea Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2023.

New York, New York

April 15, 2025

PCAOB ID No. 127

* * * * *

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Cash	$1,685,633	$6,010,075
Receivables, net	84,655	52,838
Inventory, net	7,459,240	7,375,621
Prepaid and other current assets	5,649,594	513,670
Total current assets	14,879,122	13,952,204

Property and equipment, net	210,629	376,667
Goodwill	4,779,625	4,797,078
Intangible assets, net	786,061	628,477
Right-of-use assets	117,365	545,411
Investments	235,596	451,874
Security deposits	85,497	85,595
TOTAL ASSETS	$21,093,895	$20,837,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Revolving line of credit	$12,700,000	$9,000,000
Related party notes, net of discount	-	12,598,000
Accrued interest, related party	-	2,272,993
Accounts payable	1,290,824	1,077,898
Accrued expenses (Note 2)	5,569,322	4,741,495
Investor deposits	-	2,048,776
Share issuance liability	250,000	-
Deferred payables, current	204,445	-
Operating lease liabilities, current	121,579	445,850
Total current liabilities	20,136,171	32,185,012

Convertible note payable, net	37,316	-
Conversion option liability	60,000	-
Warrant liabilities	840,995	-
Earn-out Share Liability (Note 4)	15,560,000	-
Deferred payables	1,484,238	-
Operating lease liabilities	-	119,424
TOTAL LIABILITIES	38,118,720	32,304,436

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 551,000,000 shares authorized, 36,202,798 and 19,635,912 shares issued and outstanding at December 31, 2024 and 2023, respectively	3,621	1,964
Additional paid-in capital	200,667,682	159,475,010
Accumulated deficit	(217,830,518)	(170,282,750)
Accumulated other comprehensive income (loss)	135,391	(661,354)
TOTAL STOCKHOLDERS’ DEFICIT	(17,024,825)	(11,467,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,093,895	$20,837,306

The accompanying notes are an integral part of these consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023
Sales, net	$141,760	$9,072,130
Cost of goods sold	83,290	466,802
Gross profit	58,470	8,605,328

Operating Expenses:
Product development	1,373,351	693,448
Sales and marketing	811,537	215,332
General and administrative, net	26,638,816	17,238,184
Transaction costs including those incurred with contingent Earn-out Share Liability	55,038,544	-
Depreciation and amortization	273,772	818,203
Total operating expenses	84,136,020	18,965,167
Income (loss) from operations	(84,077,550)	(10,359,839)

Other income and (expense):
Other income, net	21,390	59,982
UK R&D tax credit	1,251,243	-
Loss on initial issuance of convertible note	(1,770,933)	-
Change in fair value of convertible note option liability	840,933	-
Change in fair value of warrant liabilities	200,124	-
Change in fair value of Earn-out Share Liability	38,040,000	-
Other expense	(244,732)	(21,857)
Interest income	-	1,942
Interest expense	(1,808,243)	(5,318,817)
Total other income and (expense)	36,529,782	(5,278,750)

Net loss	$(47,547,768)	$(15,638,589)

Basic and diluted weighted average shares outstanding, common stock	25,257,473	16,154,794
Basic and diluted net (loss) income per Common Stock	$(1.88)	$(0.97)

The accompanying notes are an integral part of these consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2024	2023
Net loss	$(47,547,768)	$(15,638,589)
Other comprehensive income (loss):
Foreign currency translation adjustment	795,745	(1,433,388)
Comprehensive loss	$(46,752,023)	$(17,071,977)

The accompanying notes are an integral part of these consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY  (DEFICIT)

 FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Private Veea Common Stock		Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balance, December 31, 2022	-	$-	35,094,893	$351	35,920,813	$359	$7,203,514	$72	$-	$-	$123,779,186	$(154,849,725)	$772,034	$(30,297,723)
Retroactive application of Business Combination (Note 1)	-	-	(35,094,893)	(351)	(35,920,813)	(359)	(7,203,514)	(72)	15,345,255	1,535	(753)			–
Balance, December 31, 2022, recasted	-	-	-	-	-	-	-	-	15,345,255	1,535	123,778,433	(154,849,725)	772,034	(30,297,723)
Conversion of convertible notes and accrued interest	-	-	-	-	-	-	-	-	1,074,022	107	10,949,090	-	-	10,949,197
Issuance of warrants in connection with term note	-	-	-	-	-	-	-	-	119,732	12	2,010,286	-	-	2,010,298
Conversion of promissory notes to Series A-2 Preferred Stock	-	-	-	-	-	-	-	-	410,170	41	3,076,233	-	-	3,076,274
Conversion of vendor payable to Series A-2 Preferred Stock	-	-	-	-	-	-	-	-	256,017	26	1,920,098	-	-	1,920,124
Series A-2 Preferred Stock Issuances, net of transaction costs	-	-	-	-	-	-	-	-	2,422,870	242	17,256,283	-	-	17,256,525
Common stock issued upon exercise of stock options	-	-	-	-	-	-	-	-	7,847	1	3	-	-	4
Stock based compensation due to common stock purchase options	-	-	-	-	-	-	-	-	-	-	484,584	-	-	484,584
Foreign currency translation (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(1,433,388)	(1,433,388)
Change in ownership percentage of non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	205,564	-	205,564
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(15,638,589)	-	(15,638,589)
Balance, December 31, 2023	-	-	-	-	-	-	-	-	19,635,912	1,964	159,475,010	(170,282,750)	(661,354)	(11,467,130)
Series A-2 Preferred Stock Issuances, net of transaction costs	-	-	-	-	-	-	-	-	1,682,799	169	12,009,963	-	-	12,010,132
Conversion of vendor payable to Series A-2 Preferred Stock	-	-	-	-	-	-	-	-	27,654	3	207,405	-	-	207,408
Common stock issued upon exercise of stock options	-	-	-	-	-	-	-	-	41,556	4	25,480	-	-	25,484
Stock based compensation for stock options	-	-	-	-	-	-	-	-	-	-	5,449,081	-	-	5,449,081
Common stock issued upon exercise of stock options, pre Business Combination	-	-	-	-	-	-	-	-	19,618	2	53,998	-	-	54,000
Exercise of Common Stock Warrants - related party	-	-	-	-	-	-	-	-	756,912	76	(76)	-	-	-
Issuance of Common Stock in exchange for services in connection with A-2 Preferred Stock Issuances, recasted	-	-	-	-	-	-	-	-	615,385	61	(62)	-	-	(1)
Issuance of Common Stock upon conversion of debt at Business Combination (Note 1)	-	-	-	-	-	-	-	-	3,147,970	315	15,739,531	-	-	15,739,846
Issuance of Common Stock upon conversion of Sponsor and related party notes and warrants at Business Combination (Note 1)	-	-	-	-	-	-	-	-	817,453	82	2,205,415	-	-	2,205,497
Issuance of Common Stock to Plum Sponsors and Investors at Business Combination (Note 1)	-	-	-	-	-	-	-	-	6,102,562	610	241,638	-	-	242,248
Issuance of Common Stock to Plum Shareholders at Business Combination (Note 1)	-	-	-	-	-	-	-	-	603,077	60	(6,901,658)	-	-	(6,901,598)
Issuance of Common Stock related to new financing (Note 1)	-	-	-	-	-	-	-	-	2,000,000	200	23,999,800	-	-	24,000,000
Common Stock issued for services	-	-	-	-	-	-	-	-	241,667	24	3,214,597	-	-	3,214,621
Common stock issued upon exercise of stock options, post Business Combination	-	-	-	-	-	-	-	-	25,000	2	(2)	-	-	-
Warrant exercise	-	-	-	-	-	-	-	-	79,653	8	(8)	-	-	-
Common Stock issued as stock based compensation for restricted stock units	-	-	-	-	-	-	-	-	405,580	41	1,249,959	1,250,000
Settlement of convertible note agreement for shares issued	-	-	-	-	-	-	-	-	-	-	(16,302,389)	-	-	(16,302,389)
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-	795,745	795,745
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(47,547,768)	-	(47,547,768)
Balance, December 31, 2024	-	-	-	-	-	-	-	-	36,202,798	3,621	200,667,682	(217,830,518)	134,391	(17,024,824)

The accompanying notes are an integral part of these consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	For the year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(47,547,768)	$(15,638,589)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	273,772	818,203
Amortization of debt issuance costs	287,316	2,010,298
Loss on initial issuance of debt	1,770,933	-
Change in fair value of convertible note option liability	(840,933)	-
Change in fair value of warrant liabilities	(200,124)	-
Loss on initial issuance of Earn-out Share Liability	53,600,000	-
Change in fair value of Earn-out Share Liability	(38,040,000)	-
Impairment loss on investment	216,278	174,066
Stock based compensation	6,699,081	484,584
Provision for inventory obsolescence	551,492	320,335
Interest expense on convertibles notes converted	868,853	979,611
Unrealized foreign currency transaction (gain) loss	741,844	(1,332,914)
Amortization of operating lease right of use assets	428,046	793,209
Changes in operating assets and liabilities:
Accounts receivable	(31,776)	(27,843)
Inventories	(639,340)	(147,982)
Prepaid and other current assets	(5,064,849)	(388,673)
Security deposit	-	12,176
Accounts payable	341,913	(1,591,487)
Accrued expenses	1,183,951	340,525
Accrued interest	-	1,386,048
Operating lease payments	(193,695)	(844,198)
Net cash used in operating activities	(25,595,008)	(12,652,630)

Cash flows from investing activities
Purchase of property and equipment	(46,204)	(34,966)
Purchase of intangible assets and trademarks	(219,241)	(120,088)
Net cash used in investing activities	(265,445)	(155,054)

Cash flows from financing activities
Proceeds from issuance of unrelated party convertible notes	1,450,000	3,000,000
Proceeds from term loan	-	5,000,000
Payment of unrelated party debt	-	(10,979,611)
Proceeds from revolving line of credit	3,700,000	-
Proceeds from notes - related party	5,286,016	2,248,000
Proceeds from reverse recapitalization	1,103,640	-
Proceeds from the exercise of stock options for common stock	79,484	4
Proceeds from prepaid investor subscriptions	-	2,048,776
Proceeds from the issuance of Class A common stock, net of transaction costs	9,961,356	17,256,525
Net cash provided by financing activities	21,572,753	18,573,694

Effect of exchange rate changes on cash	(36,743)	58,184
Net increase (decrease) in cash and cash equivalents	(4,324,442)	5,824,194
Cash and cash equivalents at beginning of year	6,010,075	185,881
Cash and cash equivalents at end of year	$1,685,633	$6,010,075

Non-cash activities
Initial measurement of debt discount on the convertible note	$(1,450,000)	$-
Initial measurement of the Contingent Financing Costs	$549,067	$-
Initial measurement of the convertible note option liability	$900,933	$-
Conversion of related party notes to Common Stock	$2,205,497	$-
Initial measurement of the convertible note option liability	$1,450,000	$-
Conversion of principal on related party notes to Common Stock	$12,598,000	$-
Conversion of interest on related party notes to Common Stock	$3,141,846	$-
Issuance of Common Stock related to convertible note payable	$24,000,000	$-
Conversion of vendor payable to Common Stock	$3,422,028	$1,920,124
Conversion of principal on convertible notes to preferred stock - Series A-1	$-	$8,993,240
Conversion of interest on convertible notes to preferred stock - Series A-1	$-	$1,955,957
Private Veea Warrants issued with term note payable	$-	$1,682,750
Conversion of notes payable to Series A-2 Preferred Shares	$-	$3,076,274

Supplemental cash flow information
Interest paid	$504,431	$892,336

The accompanying notes are an integral part of these consolidated financial statements.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

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

On September 13, 2024 Plum Acquisition Corp. I. (“Plum”), a special purpose acquisition company, Veea Inc., a Delaware corporation (“Private Veea”) consummated its previously announced Business Combination, pursuant to that certain Business Combination Agreement, dated November 27, 2023 (as amended on June 13, 2024 and September 13, 2024, the “Business Combination Agreement”), between Plum, Private Veea, and Plum Merger Sub, a Delaware corporation) (“Plum Merger Sub”). In connection with the consummation of the Business Combination (the “Closing”) (i) Plum de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”), and (ii) the merger (the “Merger”) of Plum Merger Sub with and into Private Veea was completed and the separate corporate existence of Plum Merger Sub ceased, with Private Veea as the surviving corporation becoming a wholly owned subsidiary of Plum. Following the Closing Plum changed its name from “Plum Acquisition Corp. I” to “Veea Inc.” (hereinafter “Veea” or “the Company” and Private Veea changed its name from “Veea Inc.” to “VeeaSystems Inc.” See Note 4 “Recapitalization” for more information.

The Company has six wholly owned subsidiaries, VeeaSystems Inc., formerly known as Veea Inc. a Delaware corporation, Veea Solutions Inc., a Delaware corporation VeeaSystems Development Inc., formerly known as Veea Systems Inc., a Delaware corporation, Veea Systems Ltd., a company organized under the laws of England and Wales, VeeaSystems SAS, a French simplified joint stock company and Veea Systems Mexico, S. de R.L. de C.V., a limited liability company organized under the General Mercantile Corporations law of Mexico (“VeeaSystems MX”). VeeaSystems MX is 95% owned by Veea Systems Inc. and, due to local law requirements, the remaining 5% is held by Veea’s CEO The Company is headquartered in New York City with offices in the United States, Mexico and Europe.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

2 – LIQUIDITY AND MANAGEMENT’S PLAN

Since our inception the Company has incurred significant operating losses and negative cash flows. To date, the Company has financed its operations primarily through private placements of equity securities and debt. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $217.8 million and $170.3 million, respectively. As of December 31, 2024 and 2023, the Company had cash of $1.7 million and $6.0 million, respectively. As of December 31, 2024, the Company had $13.9 million outstanding debt, of which approximately $1.2 million was outstanding under the September 2024 Notes and $12.7 million was outstanding under our working capital facility. The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although we have incurred recurring losses each year since our inception, we plan to fund our operations and capital funding needs through a combination of private and public equity and debt offerings, or a combination thereof, including, (1) available cash proceeds from equity sales under the ELOC Program, (2) cash proceeds from a substantial strategic investment anticipated to close in the second quarter of 2025, and (3) savings from planned expense reduction measures.

Taking into account these plans as well as (1) the expected cash tax refund of up to $2.0 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities, (2) the anticipated refund by June 30, 2025, of up to $5.0 million of the Company’s prepayment for purchased inventory and (3) potential additional investments in the form of debt or equity to fund operating deficits from existing investors, including related parties, which may include the Company’s CEO and his affiliates, the Company expects it will be able to fund its operations over the next twelve months and has a reasonable basis to believe it has alleviated substantial doubt regarding its ability to continue as a going concern. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statement include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. During 2024, the Company had one VIE, VeeaSystems MX. Transactions with VeeaSystems MX were immaterial during all periods presented and are not separately disclosed.

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Changes in such estimates could affect amounts reported in future periods. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: liquidity and going concern, the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; inventory, including the determination of allowances for estimated excess or obsolescence; the fair value of warrants; the fair value of acquisition- related contingent consideration arrangements; unrecognized tax benefits; legal contingencies; the incremental borrowing rate for the Company’s leases; and the valuation of stock-based compensation, among others.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Reclassification

Certain amounts from prior period financial statements have been reclassified to align with the presentation used in the current consolidated financial statements for comparative purposes. These reclassifications had no material effect on the Company’s previously issued financial statements.

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

Segment Information

The Company complies with ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. See Note 17 – Segment information for more information.

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

The Company issued common stock warrants classified as equity securities which do not require recurring fair value measurement. See Note 11 – Warrants for the assumptions used in estimating the fair value of such common stock warrants.

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Recurring Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities for which it is practicable to estimate fair value:

Money market funds - The carrying amount of money market funds approximates fair value and is classified within Level 1 because the fair value is determined through quoted market prices.

Private Warrants - The carrying value of the warrants is classified within Level 2 because   the fair value is determined through quoted market prices, which are valued using the closing market price of the public warrants as the private placement warrants have terms and provisions that are identical to those of the public warrants.

Convertible Note Option Liability - The initial measurement and carrying value of the conversion option is classified within Level 3 because the fair value is determined through an option pricing model.

Earn-Out Share Liability - The initial measurement and carrying value is classified within Level 3 because the fair value is determined through Monte Carlo simulation.

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

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred, including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration (i.e., earnout liabilities) is measured at fair value at the acquisition date. For contingent consideration that do not meet all the criteria for equity classification, such contingent consideration are required to be recorded at their initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

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

The Company earns revenue from the sale of its VeeaHub® devices, licenses and subscriptions. The Company generated revenues of $141,760  and $9,072,130 during the years ended December 31, 2024 and 2023, respectively. 2023 revenue was generated from the license of AdEdge™. 2024 revenue for all periods presented was generated principally from paid pilots.

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

Revenue from hardware sales is recognized at a point-in-time, which is generally at the point in time when products have been shipped, right to payment has been obtained and risk of loss has been transferred. Certain of the Company’s product’s performance obligations include proprietary operating system software, which typically is not considered separately identifiable. Therefore, sales of these products and the related software are considered one performance obligation.

Revenue from all sales types is recognized at the transaction price - the amount management expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, price protection, warranties, and other customer incentive programs based upon the Company’s expectation and historical experience.

The Company contracts with customers under non-cancellable arrangements. While customers, including resellers, may cancel master purchase agreements under certain circumstances, customers may not cancel or modify purchase orders placed under the terms of such master purchase agreements. Each purchase order is therefore a contract with the customer, i.e., the purchase of a quantity of any given, single product; further, purchase orders do not commit the customer to purchase any further volumes over time. Contract modifications do not carry revenue recognition implications as revenue is not recognized until control over products, or intellectual property, as applicable, has transferred to the customer.

The Company has service arrangements where net sales are recognized over time. These arrangements include a variety of post-contract support service offerings, which are generally recognized over time as the services are provided, including maintenance and support services, and professional services to help customers maximize their utilization of deployed systems.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

A contract liability for deferred revenue is recorded when consideration is received or is unconditionally due from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers for product contracts or from billings in excess of revenue recognized on services arrangements. Deferred revenue balances were not significant as of December 31, 2024 and 2023.

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers for the years ended December 31, 2024 and 2023, respectively:

	For the year ended December 31,
	2024	2023
Hardware, net	$110,529	$22,612
License	11,920	9,006,716
Subscription	1,116	243
Others	18,195	42,559
Total Revenue	$141,760	$9,072,130

Warranties

The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company’s standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company actively monitors and evaluates the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, and the Company’s baseline experience. The Company’s standard warranty terms are twelve months. Warranty expense was not significant for the years ended December 31, 2024 and 2023.

Accounts Receivable

Trade accounts receivable are recognized and carried at billed amounts less an allowance for credit losses. The Company adopted the Current Expected Credit Losses (“CECL”) guidance effective January 1, 2023. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. The allowance for credit losses were not significant as of December 31, 2024 and 2023.

Inventory

The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value, if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. The write down for excess or obsolescence is charged to the provision for inventory, in the Company’s consolidated statements of operations and comprehensive loss. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. For the year ended December 31, 2024, the Company recorded $551,492 as a provision for inventory.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of finished goods, components purchased for manufacturing, and freight. Cost of goods sold also includes third-party vendor costs related to cloud hosting fees.

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

Sales and Marketing

Sales and marketing costs consist of compensation and other employee related costs for personnel engaged in selling and marketing, and sales support functions. Selling expenses also include marketing, and the costs associated with customer evaluations. The Company does not incur advertising costs.

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

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

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

Goodwill

Goodwill represents the excess of the aggregate purchase consideration over the fair value of the net assets acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company’s goodwill was recorded in connection with an acquisition consummated in June 2018. For each of the years ended December 31, 2024 and 2023, there were no events or indicators that goodwill was impaired.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values on the date of the grant, recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The Company accounts for forfeitures in the period in which they occur.

Income Taxes

Effective June 8, 2018, the Company converted from an S Corporation to a C Corporation for federal and state income tax purposes. Accordingly, prior to the conversion to a C corporation, the Company did not record deferred tax assets or liabilities or have any net operating loss carryforwards. The Company is required to file tax returns in the U.S. federal jurisdiction and various states and local municipalities. The Companies non-US subsidiaries are required to files tax returns in the jurisdictions of their organization.

Significant judgment is required in determining the Company’s uncertain tax positions. It is not expected that there will be a significant change in uncertain tax positions for the years ended December 31, 2024 and December 31, 2023, respectively.

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

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Differences resulting from translation are presented in equity as accumulated other comprehensive loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (gain) loss, mainly related to intercompany transactions, is included in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, transactions losses were $1,231,954 and $1,433,388, respectively.

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

For the year ended December 31, 2024, four customers accounted for 15%, 20%, 15% and 15%, respectively, of the Company’s revenue. For the year ended December 31, 2023 one customer accounted for 99% of the Company’s revenue. For the year ended December 31, 2024, two vendors accounted for 37% and 36%, respectively, of the Company’s total vendor purchases. For the year ended December 31, 2023, one supplier accounted for 39% of the Company’s total supplier purchases.

As of December 31, 2024, three customers accounted for 11%, 14% and 17% of the Company’s accounts receivable, and two vendors accounted for 19% and 13% of the Company’s accounts payable balance. As of December 31, 2023, two customers accounted for 36% and 23% of the Company’s accounts receivable, and no vendor accounted for 10% or more of the Company’s accounts payable balance.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Earnings per Share, recasted

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is based upon the diluted weighted-average number of shares outstanding during the year. Diluted net loss per share gives effect to all potentially dilutive common share equivalents, including stock options, and warrants, to the extent they are dilutive. See Note 15 - Earnings Per Share.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company accounts for the Public and Private warrants in accordance with guidance contained in ASC 815-40. Such guidance provides that because the Public warrants meet the criteria for equity treatment. Such guidance provides that because the Private warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability See Note 11  “Warrants” for further information.

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting  (Topic 280): Improvements to Reportable Segment Disclosures”. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. We adopted the ASU on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The standard requires additional disclosure of certain costs and expenses within the notes to the financial statements. The provisions of the standard are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This accounting standards update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

4 - REVERSE RECAPITALIZATION

As discussed in Note 1, “Organization and Business Operations”, the Business Combination was consummated on September 13, 2024, which, for accounting purposes, was treated as the equivalent of Private Veea issuing stock for the net assets of Plum, accompanied by an equity recapitalization of Private Veea. Under this method of accounting, Plum was treated as the acquired company for financial accounting and reporting purposes under GAAP. This determination was primarily based on the assumption that:

●	Private Veea’s current shareholders will hold a majority of the voting power of New Plum (“New Plum”) post Business Combination

●	effective upon the Business Combination, the post-combination Board will consist of seven (7) directors, including five (5) directors designated by Private Veea, one (1) director designated by Plum and one (1) director mutually agreed upon by Plum and Private Veea;

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

●	Private Veea’s operations will substantially comprise the ongoing operations of New Plum; and

●	Private Veea’s senior management will comprise the senior management of New Plum.

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received net proceeds of $1.1 million from the Business Combination, offset by total transaction costs of $5.3 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2024:

Cash-trust and cash, net of redemptions	$6,448,862
Less: transaction costs and professional fees, paid	(5,345,222)
Net proceeds from the Business Combination	1,103,640
Less: private placement warrant liabilities	(1,041,119)
Less: related party notes	(2,205,497)
Less: accrued expenses	(3,079,281)
Less: deferred payables	(1,749,723)
Add: prepaid expenses	70,382
Reverse recapitalization, net	$(6,901,598)

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Plum Class A common stock, outstanding prior to the Business Combination	3,255,593
Less: Redemption of Plum Class A common stock	(2,652,516)
Class A common stock of Plum	603,077
Plum Class A common stock, outstanding prior the Business Combination	6,102,562
Business Combination shares	6,705,639
Veea Shares	22,133,644
Issuance of new financing shares	2,000,000
Conversion of debt for Common Stock	3,147,970
Conversion of Sponsor Notes for Common Stock	817,453
Common Stock issued for services	857,052
Common Stock immediately after the Business Combination	35,661,757

The number of Veea shares was determined as follows:

	Private Veea Shares	Veea Shares after conversion ratio
Private Veea Series A-2 Preferred Stock	19,670,118	4,799,511
Private Veea Series A-1 Preferred Stock	41,179,790	8,078,761
Private Veea Series A Preferred Stock	35,920,813	7,047,041
Private Veea Common Stock	7,398,303	1,451,419
Private Veea Common Stock Warrants	3,858,202	756,912
Total	108,027,226	22,133,644

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Public and private placement warrants

The 6,384,326 Public Warrants issued at the time of Plum’s initial public offering, and 6,256,218 warrants issued in connection with private placement at the time of Plum’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

Earn-out Share Liability

Following the closing of the Business Combination, holders of certain capital stock of Private Veea immediately prior to the closing will have the contingent right to receive up to 4.5 million additional shares of the Company’s common stock if certain trading-price based milestones of the Company’s common stock are achieved or a change of control transaction occurs during the ten-year period following the Closing.

Under accounting principles, the Company’s obligation to issue the earnout shares is recorded as a contingent liability (the “Earn-out Share Liability”) in the Company’s financial statements and the initial value of the Earn-out Share Lability is recorded as a transaction cost within operating expense in the Company’s financial statements. For each subsequent reporting period, changes in the fair value of the Earn-out Share Liability will be reported in the Company’s financial statements.

Veea Transaction related expenses

The below table represents the amount of Veea Inc. related transaction expenses included in operating expenses for the year ended December 31, 2024:

December 31, 2024
Legal expenses	$1,000,000
Professional fees	413,544
Listing fee - NASDAQ	25,000
Total	$1,438,544

5 - BALANCE SHEET COMPONENTS

Inventory, net

Inventory consists of the following:

	December 31, 2024	December 31, 2023
Inventory	$7,377,966	$7,392,919
Inventory allowance	(904,653)	(1,145,548)
Consigned parts	985,927	1,128,250
Total	$7,459,240	$7,375,621

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Prepaid and other current assets

Prepaid and other current assets consists of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$312,239	$177,027
Inventory purchase deposit	5,000,000	-
Production deposit	336,643	336,643
Other current assets	712	-
Total	$5,649,594	$513,670

In January 2024, the Company placed an inventory order and paid a $5.0 million deposit against the order. The inventory was to be delivered on or before June 30, 2024. The inventory was not delivered by such date; and as a result, the Company is entitled to a refund of its deposit. The Company was granted a security interest in the purchased inventory. Upon the return of the Company’s down payment, the order will terminate. As of December 31, 2024, the deposit has not been returned. The Company expects the return of the deposit before June 30, 2025.

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
Furniture and fixtures	$702,122	$683,763
Computer equipment	327,166	300,101
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,420,030	1,374,606
Less - Accumulated depreciation	(1,209,401)	(997,939)
Total property and equipment net	$210,629	$376,667

Total depreciation    expense for the years ended December 31, 2024 and 2023, totaled approximately $212,000 and $226,000, respectively.

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Payroll and payroll related expenses	$605,138	$503,629
Rent expenses - related party	3,657,000	3,124,800
Legal expenses	783,695	325,000
Consulting expenses	80,917	268,684
CEO expenses	-	179,075
Other accrued expenses and current liabilities	442,572	340,307
Total accrued expenses and other current liabilities	$5,569,322	$4,741,495

6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill:

December 31, 2024
Balance at December 31, 2022	$4,576,572
Foreign exchange transaction	220,506
Balance at December 31, 2023	4,797,078
Foreign exchange transactions	(17,453)
Balance at December 31, 2024	$4,779,625

Intangibles

Intangible assets consist of the following:

	As of December 31, 2024
	Amortization Period	Costs as of January 1, 2024	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	5-15 years	$7,332,227	$219,241	$-	$7,506,485	$(6,765,407)	$-	$786,061
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Other intellectual assets	5 years	969,278	-	-	969,278	(969,278)	-	-
Intangible assets, net		$13,317,199	$219,241	$-	$13,536,440	$(11,289,469)	$(1,460,910)	$786,061

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

	As of December 31, 2023
	Amortization	Costs as of January 1,			Ending	Accumulated	Accumulated	Net Book
	Period	2023	Additions	Disposals	Costs	Amortization	Impairment	Value
Patents	5-15 years	$7,220,776	$111,451	$-	$7,332,227	$(6,703,750)	$-	$628,477
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Other intellectual assets	5 years	969,278	-	-	969,278	(969,278)	-	-
Intangible assets, net		$13,205,748	$111,451	$-	$13,317,199	$(11,227,812)	$(1,460,910)	$628,477

Intangible assets primarily consist of patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years. Management reviews intangible assets for impairment when events and circumstances warrant. December 31, 2024 and 2023, no events have occurred that required additional impairment of intangible assets.

Intangible asset amortization expense, for the years ended December 31, 2024 and 2023 totaled approximately $62,000 and $534,000, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of December 31, 2024
2025	55,444
2026	55,444
2027	55,444
2028	55,444
2029	55,444
Thereafter	508,841
$786,061

7 - DEBT

Total outstanding debt of the Company is comprised of the following, including convertible notes and other related party debt:

December 31, 2024	Principal	Debt Discount	Accrued Interest	Total
Revolving Loan Facility	$12,700,000	$-	$-	$12,700,000
Convertible note payable	1,200,000	(1,102,684)	-	97,316
Total	$13,900,000	$(1,102,684)	$-	$12,797,316

December 31, 2023	Principal	Debt Discount	Accrued Interest	Total
Revolving Loan Facility	$9,000,000	$-	$-	$9,000,000
Other related party debt (Note 11)	12,598,000	-	2,272,993	14,870,993
Total	$21,598,000	$-	$2,272,993	$23,870,993

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Revolving Loan Facility

In June 2021, the Company entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”)with First Republic Bank , which was subsequently acquired by JPMorgan Chase, (the “Bank”) providing up to $14,000,000 of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. The Company was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, the Company issued common stock warrants (the “Related Party Common Stock Warrants”) to NLabs a significant shareholder of the Company (“NLabs”) in consideration for the CEO’s guaranteeing the advances. See Note 12  – Related Party Transactions, Common Stock Warrants. In December 2023, the Company repaid $5,000,000 of the principal balance of the Loan. Following the acquisition of First Republic the Loan was transferred to the Bank. As of December 31, 2024, the outstanding principal amount of the Loan was $12.7 million and $1.3 million is available for borrowing.

Convertible Note Payable

Simultaneously with the closing of the Business Combination, the Company and Private Veea issued convertible notes under note purchase agreements (the “Note Purchase Agreements”) with certain accredited investors unaffiliated with the Company and Private Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory note with a commitment from a convertible note purchaser for the remaining unfunded amount of $13.6 million, which is to be funded on or prior to November 15, 2024, subsequently extended to December 15, 2024. In addition to a September 2024 Note, each Investor received as a transfer from NLabs immediately prior to the Financing Closing a number of shares of Private Veea’s Series A-1 Preferred Stock that upon the Closing became a number of registered shares of our common stock equal to such Investors’ original principal note loan amount under their respective notes divided by $7.50 (the “Transferred Shares”). 2,000,000 Transfer Shares were delivered to Investors at the Financing Closing. The Note Purchase Agreements include customary registration rights.

The Transferred Shares were recorded at a fair value of $21.6 million on the Company’s consolidated financial statements, which reflected a significant discount to the face amount of the September 2024 Notes, In addition to the cash received at the Financing Closing, one of the Investors committed to purchase approximately $13.6 million (the “Commitment Amount”) of September 2024 Notes, on or prior to November 15, 2024, which date was subsequently extended to December 15, 2024. On December 31, 2024, the Company and the Investor entered into a mutual Settlement and Release Agreement pursuant to which the Company agreed to terminate the Investor’s obligation to purchase a note in the Commitment Amount and provided for a mutual release of claims, in exchange for a payment to the Company of an aggregate amount of approximately $5.4 million, which amount includes payments previously made to the Company in respect of the Commitment Amount. As the Company received approximately $1.5 million of the total expected $15 million proceeds at the Financing Closing, a proportional amount (approximately $19.5 million) of the substantial discount had been deferred and recorded as a deferred financing asset on the Company’s consolidated financial statements. At December 31, 2024, the deferred financing assets was reversed on the Company’s consolidated financial statements.

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

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

The outstanding obligations under each September 2024 Note are convertible in whole or in part into shares of our common stock (the “Conversion Shares”) at a conversion price of $7.50 per share (subject to equitable adjustment for stock splits, stock dividends and the like with respect to our common stock after the Financing Closing) (the “Conversion Price”) at any time after the Financing Closing at the sole election of the Investor. The outstanding obligations under each September 2024 Note will automatically convert at the Conversion Price if (i) the Company or its subsidiaries consummate one or more additional financings for equity or equity-linked securities for at least $20 million in the aggregate or makes one or more significant acquisitions valued in the aggregate (based on the consideration provided by the Company and its subsidiaries) to be at least $20 million, (ii) the Investors holding a majority of the aggregate outstanding obligations under the September 2024 Notes expressly agree to convert all obligations under the September 2024 Notes or (iii) the our common stock trades with an average daily VWAP of at least $10.00 (subject to equitable adjustment for stock splits, stock dividends and the like with respect to our common stock after the Financing Closing) for ten (10) consecutive trading days. The obligations under each September 2024 Note will also automatically convert in connection with a Brokerage Transfer, as described below.

The September 2024 Notes and the Conversion Shares are subject to a lock-up for a period of 6 months after the Financing Closing (subject to early release for a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property, and subject to customary permitted transfer exceptions). The Transferred Shares are not be subject to any lock-up restrictions, but for a period of 6 months after the Closing they will be separately designated by the Transfer Agent and kept as book entry shares on the Transfer Agent’s records and will not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provides such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note will automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares will be extended for an additional 6 months to 12 months after the Financing Closing. As of December 31, 2024, $250,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer.

The Company reviewed the conversion feature granted in the notes under ASC 815 and concluded that the conversion price was based on a variable (enterprise value) that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 and is therefore considered a conversion option liability that should be bifurcated from the debt host. As the fair value of the conversion option liability exceeded the net proceeds received, in accordance with ASC 470-20, the Company recorded the conversion option liability at fair value with the excess of the fair value over the net proceeds received recognized as a loss in earnings. See Note 14 “Fair Value Measurements” for further information.

8 - INVESTMENTS

The Company accounts for its private company investments without readily determinable fair values under the cost method. These investments, for which the Company is not able to exercise significant influence over any one individual investee, are measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investments would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. Any adjustments to the carrying values are recognized in other income, net in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company performed the qualitative assessment for impairment of its investments. Based on this qualitative assessment, impairment indicators were present for one of its investments; therefore, the Company performed an analysis to estimate its current fair value and subsequently recognized an impairment loss of $216,278, as it was determined that the investment was fully impaired. As of December 31, 2024 and 2023, the carrying value of the Company’s private company investments, including impairment, was $235,596 and $451,874, respectively, and were included in investments on the Company’s consolidated balance sheet as these investments did not have a stated contractual maturity date.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

9 – STOCKHOLDERS’ EQUITY

On September 13, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization. See Note 4 – Reverse Recapitalization for more information. In connection with the consummation of the Business Combination (i) the Company de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”) and (ii) restated our certificate of incorporation (“Restated Certificate of Incorporation”). In connection with the Domestication, each share of outstanding Class A ordinary shares were converted by operation of law into shares of common stock, on a one-for-one basis. Upon filing of the Restated Certificate of Incorporation, each issued and outstanding share of Class B stock outstanding immediately prior to the filing of the Restated Certificate of Incorporation was converted in shares of common stock on a one-for-one basis. Under the Restated Certificate of Incorporation, the Company is authorized to issue 551,000,000 shares of capital stock, consisting of (a) 550,000,000 shares of Common Stock with a par value of $0.0001 per share, (b) 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and (c) 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

Holders of our common stock are entitled vote on all matters submitted to the stockholders vote or approval, other than on any amendment to the Restated Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon pursuant to the Restated Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock). Holders of our common stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

Equity Line of Credit

On December 2, 2024, the Company entered into a common stock purchase agreement (“Common Stock Purchase Agreement”) and related registration rights agreement (the “White Lion Registration Rights Agreement”) with White Lion Capital, LLC (“White  Lion”). Pursuant to the Common Stock Purchase Agreement, the Company had the right, but not the obligation, to direct White Lion to purchase up to 25,000,000 shares of our common stock, subject to certain limitations and conditions as described below (the "ELOC Program") at a purchase price equal to (i) 96.5% of the volume weighted average stock price for the three consecutive business days after a purchase notice is given, (ii) 98% of the volume weighted average stock price on the day a notice is delivered, or (iii) the lowest traded price for a given purchase date.

The Company controls the timing and amount of any sales to White Lion, which depend on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, White Lion’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s stock. In all instances, the Company may not sell shares of its common stock under the Purchase Agreement if it would result in White Lion and its affiliate beneficially owning more than 4.99% of its outstanding voting power or shares of common stock at any one point in time, or the aggregate number of shares of common stock would not exceed 19.99% of the voting power of the issued and outstanding common stock.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

10 - STOCK INCENTIVE PLANS

In September 2014, the Private Veea’s Board of Directors adopted the Max2 Inc. Equity Incentive Plan (“2014 Plan”). Upon adoption of the 2014 Plan, the aggregate number of shares of common stock reserved for awards under the Plan were 1,250,000. In September 2018, Private Veea’s Board of Directors adopted the Veea Inc. 2018 Equity Incentive Plan (“2018 Plan” and collectively with the 2014 Plan, the “Private Veea Plans”). Upon adoption of the 2018 Plan, 4,900,000 shares of the Company’s common stock were reserved for the issuance of incentive awards. In January 2021, the 2018 Plan was amended to increase the total number of authorized shares reserved for issuance to 12,492,910. Under the Private Veea Plans, option awards were generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant; those option awards generally vested with a range of one to four years of continuous service and had ten-year contractual terms. Certain option awards provided for accelerated vesting if there was a change in control, as defined in the Private Veea Plans. The Private Veea Plans also permitted the granting of restricted stock and other stock-based awards. Unexercised options were cancelled upon termination of employment and became available for reissuance under the Private Veea Plans.

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of common stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represents 10% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing plus the number of shares of common stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of December 31, 2024, the Company had approximately 213,000 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which become effective upon the Closing. An aggregate of 1,070,603 shares of the Company’s Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 3% of the aggregate number of shares of the Company’s common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company’s common stock on either the offering date or on the purchase date. As of December 31, 2024, there have not yet been any offering periods available to purchase common stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediate prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of common stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant.

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Option Activity

Stock option activity under the Plan was as follows for the year ended December 31, 2024:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2023, recasted	1,202,724	$0.55	5.85
Granted	3,063,139	1.78	-
Exercised	(60,454)	-	-
Forfeited	(9,127)	0.54	-
Outstanding at December 31, 2024	4,196,282	1.04	5.98
Exercisable at December 31, 2024	4,145,552

The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the year ended December 31, 2024 and December 31, 2023, the weighted average estimated fair value using the Black-Scholes option pricing model was $1.49 and $0.46 per option, respectively.

Stock compensation expense related to the common stock options outstanding for the years ended December 31, 2024 and 2023, was approximately $5.5 million and $0.5 million, respectively, which is included in general and administrative expense, net in the Company’s consolidated statements of operations. Total unrecognized expense related to unvested options outstanding as of December 31, 2024, was approximately $161,000 which will be recognized over a weighted average period of 1.70 years.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of the options granted during the years ended December 31, 2024 are as follows:

December 31, 2024
Stock Price	$3.89
Expected term (years)	2.0
Volatility	75.0%
Risk-Free Rate	4.25%

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Restricted Stock Unit Activity

Restricted stock unit activity under the Plan was as follows for the year ended December 31, 2024:

	Number of units	Weighted- Average Grant Date Fair Value per Unit

Outstanding at September 12, 2024	-	$-
RSUs granted	405,580	3.08
Vested	(405,580)	3.08
Outstanding at December 31, 2024	-	-

The Company recorded stock-based compensation expense of $1,250,000 related to the RSUs granted during the year ended December 31, 2024. There were no RSUs granted during the year ended December 31, 2023. The grant date fair value of the RSUs granted in 2024 was calculated based on the average closing price of the Company’s common stock for the ten-day period prior to the grant date.

11 - WARRANTS

As part of Plum’s initial public offering (“IPO”),  Plum issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Plum completed the private sale of warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) where each Private Placement Warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At December 31, 2024, there are 6,384,326 Public Warrants and 5,256,218 to Private Placement Warrants outstanding.

The Public Warrants become exercisable at $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of the Company’s common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

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

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

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

The Company continues to recognize the Private Placement Warrants as liabilities at fair value as of the Closing Date with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the consolidated statement of operations at each reporting period until they are exercised. As of December 31, 2024, the Private Placement Warrants are presented within warrant liabilities on the consolidated balance sheet.

See Note 14, Fair Value Measurements, for additional information on the Company’s measurements with respect to the warrants issued in connection with the foregoing transactions.

Private Veea Warrants

Upon the closing of the Business Combination, the Related Party Common Stock Warrants were exercised in whole, on a net basis, for 3,880,000 shares of common stock of Private Veea at a conversion price of $0.01 per share for an aggregate purchase price of $38,800. A total of 21,798 shares of common stock were surrendered in payment of the purchase price.

In connection with the Business Combination, the Company’s equity-classified Preferred stock warrants were exchanged for common stock warrants of the Company (each an “Exchanged Warrant”) to purchase a number of shares of common stock, after adjustment for anti-dilutive shares, equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Preferred Stock warrant immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Preferred Stock warrant immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. On November 6, 2024, the warrant holder exercised warrants to purchase 79,654 shares of common stock at an exercise price of $0.05 per share for an aggregate purchase price of $3,983. The outstanding Exchanged Warrants are exercisable at the option of the holder until September 28, 2028 for an exercise price of $10.19 per share. As of December 31, 2024, there are 159,307 Exchanged Warrants outstanding.

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

12 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 26% of the Company’s outstanding capital stock at December 31, 2024, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024 and was subsequently extended to June 30, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $244,000 and $237,000, respectively, for the years ended December 31, 2024 and 2023, all of which is classified as general and administrative expenses, net in the Company’s consolidated statements of operations. Accrued and unpaid rent expense  included in the Company’s consolidated balance sheets were $1,713,600 and $1,468,800, respectively, as of December 31, 2024 and 2023.

In April 2017, Private Veea entered into a lease agreement with 83rd  Street LLC to lease office space for an initial term of two years. The sole member of 83rd  Street is the Salmasi 2004 Trust. At December 31, 2024, the Salmasi 2004 Trust held approximately 8% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust.  In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024 and was subsequently extended to June 30, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $281,000 and $247,000, respectively, in each of the years ended December 31, 2024 and 2023, all of which is classified as general and administrative expenses, net in the Company’s consolidated statements of operations. Accrued and unpaid rent expense included in the Company’s consolidated balance sheet were $1,944,000 and $1,656,000, respectively, as of December 31, 2024 and 2023.

Related Party Debt

In 2021 and 2022, NLabs made loans to the Company evidenced by promissory notes aggregating $9,500,000 (the “Bridge Notes”). Interest on the outstanding principal amount of the Bridge Notes accrued at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest was payable on the maturity date of the Bridge Notes. The original maturity date of the Bridge Notes was December 31, 2022, which was extended to December 31, 2023, and was subsequently extended to September 30, 2024.  The Company accounted for the extension as a modification of the Bridge Notes. Interest expense for the years ended December 31, 2024 and 2023 was $195,155 and $237,500, respectively.

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

In 2022 and 2023, NLabs made loans to the Company evidenced by promissory notes in the aggregate principal amount of $3,098,000 (the “Promissory Notes” and collectively with the Bridge Notes, the “Related Party Notes”). Interest on the outstanding principal amount of the Promissory Notes accrued at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and interest on the Promissory Notes was repayable upon the earlier of demand and December 31, 2023. The Promissory Notes remained outstanding as of December 31, 2023 and was subsequently extended to September 30, 2024.  Interest expense for the years ended December 31, 2024 and 2023 was $63,709 and $78,087, respectively.

At the Closing, the Related Party Notes were converted into shares of common stock at a price of $5.00 per share of common stock, which shares were not considered Private Veea Shares and were in addition to the shares of common stock issued to holders of Private Veea Shares. See Note 4 “Recapitalization” for further information regarding the conversion of the Related Party Notes.

In March and April 2025, the Company’s CEO and NLabs made loans to the Company in the aggregate amount of $826,000. Interest on the loan accrues at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable on the earlier of demand or June 30, 2025.

13 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of June 30, 2024, the  Company did not have any unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum, or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

Leases

The Company leases office space in the U.S., including office space from related parties as disclosed in Note 12  - Related Party Transactions. These leases expire at various dates through 2025. Under the terms of the various lease agreements, the Company may bear certain costs such as maintenance, insurance, and taxes. Lease agreements may provide for increasing rental payments at fixed intervals. The Company’s CEO has guaranteed the obligations under the office space leased in New Jersey. The  Company also leases offices in the United Kingdom and France and Mexico under short-term arrangements of twelve months or less.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

	Year ended December 31,
	2024	2023
Lease cost:
Operating lease costs
Other than related parties	$269,915	$352,911
Related parties	524,599	483,592
Total	794,514	836,503

Short-term lease cost
Other than related parties	39,145	35,749
Related parties	-	-
Total	39,145	35,749

Variable lease cost
Other than related parties	9,893	27,917
Related parties	-	-
Total	9,893	27,917

Total lease cost	$843,552	$900,169

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating lease costs
Other than related parties	$269,915	$354,691
Related parties	-	-
Total	$269,915	$354,691

Weight-average remaining lease term-operating leases
Other than related parties	0.4 years	1.3 years
Related Parties	- years	0.2 years
Aggregate	0.4 years	1.2 years
	`
Weight-average discount rate-operating leases
Other than related parties	1.79%	1.79%
Related Parties	N/A	10.00%
Aggregate	1.79%	3.07%

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the net present value of its lease payments, the Company used an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date, lease modification date, or the date of adoption of ASC 842. As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Year	Other than related parties	Related Parties	Total

2025	121,579	-	121,579
Total lease payments	121,579	-	121,579
Less: imputed interest	(272)	-	(272)
Present values of lease liabilities	$121,579	$-	$121,579

Operating lease liabilities current	121,579	-	121,579
Operating lease liabilities noncurrent	-	-	-
	$121,579	$-	$121,579

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

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

Other Commitments

In connection with the Business Combination transaction, Veea agreed to pay certain legal expenses contingent upon the closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of December 31, 2024, the amount of the deferred fees totaled approximately $1,750,000.

14 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public Warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. For the year ended December 31, 2024, there were no transfers amongst level 1, 2, and 3 values during the period.

The conversion feature of the September 2024 Notes is measured at fair value using a Monte Carlo model that fair values the conversion option.

The following table presents fair value information as of December 31, 2024 and 2023 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Money Market Funds	$-	$-	$-	$-
Liabilities
Private warrant liability	840,995	-	840,955	-
Convertible note option liability	60,000	-	-	60,000
Earn-out Share Liability	15,560,000	-	-	15,560,000
Total	$16,460,995	$-	$840,995	$15,620,000

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Money Market Funds	$120,000	$120,000	$-	$-

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

Convertible Note Option Liability

The Company established the initial fair value for the Convertible Note Option Liability as of September 13, 2024, which was the date of the Financing Closing . On December 31, 2024, the fair value was remeasured using an option pricing model. The option pricing model was used to value the Convertible Note Option liability for the initial period and subsequent measurement periods.

The Convertible Note Option liability was classified within Level 3 of the fair value hierarchy at the initial measurement date and as of and December 31, 2024, due to the use of unobservable inputs. The key inputs into the option pricing model for the Convertible Note Option liability were as follows at September 13, 2024  initial value and at December 31, 2024:

	December 31, 2024	September 13, 2023
Stock Price	$3.81	$12.00
Expected term (years)	1.2	1.5
Volatility	75.0%	70.0%
Risk-Free Rate	4.18%	3.79%
Interest rate	6.49%	7.33%

Year ended December 31, 2024
Balance at January 1, 2024	$-
Initial value, September 13, 2024	900,933
Change in fair value	(607,067)
Balance at December 31, 2024	$293,866

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

Earn-out Share Liability

Following the closing of the Business Combination, holders of certain capital stock of Private Veea immediately prior to the closing will have the contingent right to receive up to 4.5 million additional shares of the Company’s common stock  if certain trading-price based milestones of the Company’s common stock are achieved or a change of control transaction occurs during the ten-year period following the Closing. The Company’s obligation to issue the earnout shares is recorded as a contingent liability (the “Earn-Out Share Liability”) in the Company’s financial statements. The initial value of the contingent earnout share liability of $53.6 million is recorded as a transaction cost within operating expenses for the year ended December 31, 2024. The fair value of the Earn-out Share Liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility, the price of our common stock, and the risk-free rate. A significant driver of the value of the Earn-out Share Liability at the close of the Business Combination was our closing stock price on September 13, 2024, which was $12.00.

The following table presents the changes in fair value of the earnout liabilities:

Year ended December 31, 2024
Liability at January 1, 2024	$-
Initial value, September 13, 2024	53,600,000
Change in fair value	(38,040,000)
Balance as of December 31, 2024	$15,560,000

The key inputs for the Earn-out Share Liability were as follows at September 13, 2024  initial value, and at December 31, 2024:

	December 31, 2024	September 13, 2024
Stock Price	$6.50	$12.00
Expected term (years)	10	10
Volatility	75.0%	70.0%
Risk-Free Rate	3.81%	3.66%

15 - EARNINGS PER SHARE

As described in Note 4 - Reverse Recapitalization, the Company accounted for the Business Combination as a reverse recapitalization. Earnings per share calculations for all periods prior to the Closing have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Closing to effect the reverse recapitalization. Subsequent to the Closing, earnings per share is calculated based on the weighted average number of shares of Common Stock outstanding.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

16 – INCOME TAXES

Net loss for the years ended December 31, 2024 and 2023, was as follows:

	December 31,
	2024	2023
Domestic	$(41,380,390)	$(9,557,067)
Foreign	(6,167,378)	(6,081,522)
Net Loss	$(47,547,768)	$(15,638,589)

Provision for income taxes for the years ended December 31, 2024 and 2023, consisted of the following:

	December 31,
	2024	2023
Current tax provision	$-	$-
Federal
State and local	15,325	7,141
Foreign	-	67,356
Total current tax provision	15,325	74,497
Deferred tax provision Federal	-	-
State and local	-	-
Foreign	-	-
Total deferred tax provision	-	-

Total provision for income taxes	$15,325	$74,497

Deferred tax assets (liabilities) consist of the following:

	2024	2023
Deferred tax assets
Stock options issued for services	$1,160,726	$135,604
Net Operating Loss Carryforwards	35,154,469	27,783,834
Section 174 Expenditures	2,483,764	1,243,418
R&D Tax Credits	6,818,064	6,406,470
Interest carryforward	954,073	-
Other	481,565	469,896
Total gross deferred tax assets	47,052,660	36,039,222
Less Valuation Allowance	(47,011,175)	(35,566,934)
Net deferred tax assets	$41,485	$472,288

Deferred tax liabilities
Fixed Assets	-	$101,757
Right of Use Asset	(25,298)	(113,698)
Amortization	-	13,080
Unrealized Fx gain (loss)	(776)	(473,427)
Other	(15,411)	-
Total gross deferred tax liabilities	(41,485)	$(472,288)

Net deferred tax liabilities	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2024 and 2023. The valuation allowance for the year ending December 31, 2024 and 2023 was $47,011,175 and $35,566,934, respectively.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows for the years ended December 31:

	2024	2023
Federal income tax at the Statutory Rate	21.00%	21.00%
Earnout-Share Liability	(6.87)%
Permanent Items	(1.26)%	(0.21)%
Foreign	0.52%	7.80%
State Taxes	0.27%	24.10%
Return to Provision	(0.01)%	0.09%
Other	0.69%	6.79%
Change in valuation allowance	(14.34)%	(60.27)%
Total tax benefit	-%	-%

As of December 31, 2024, the Company had gross federal net operating loss carryforwards of approximately 109,644,085, resulting in a tax effected benefit of $23,025,258, which will be carried forward indefinitely. In addition, the Company has gross state net operating loss carryforwards of approximately $72,622,999 with an expected net tax impact $4,984,749. The state NOLs have varying expiration dates as determined by each state.

The Company also has net operating losses in foreign jurisdictions that can be utilized to offset future taxable income in the United Kingdom, France, or Mexico based on the jurisdiction of generation. The gross value of these NOLs is 28,276,145 with an anticipated future tax benefit of $7,069,870. The expiration of the foreign NOLs are also based on the law in each respective jurisdiction, with the earliest of these being 2034.

As of December 31, 2024, the Company has federal R&D credit carryforwards of $4,092,749, these credits will begin to expire in 2038. The Company has also reduced the anticipated future benefit of these credits by recording an uncertain tax benefit equal to 30% of the credit claimed.

IRC Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. As of December 31, 2024, the Company has not completed an analysis on the 382 limitation. A 382 limitation calculation will be considered prior to the usage of tax attributes.

The Company's effective tax rate could also fluctuate due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, and accounting principles.

The Company has evaluated both positive and negative evidences and determined that all of its worldwide deferred tax assets will not be realized for the foreseeable future. As a result, the valuation allowance is recorded against all existing deferred tax assets. The current business operations and resulting need for a valuation analysis will be considered annually.

Beginning on January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a five-year period for domestic expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $6,114,653 in 2024, partially offset by amortization on research expenses.

Veea Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
For the Years ended December 31, 2024 and 2023

17 - SEGMENTATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the CEO, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses the performance of and decides how to allocate resources for the one segment based on consolidated net loss. Further, EBITDA (earnings before interest taxes, depreciation and amortization), which is not presented on the face of the Company’s Consolidated Statements of Operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses net loss and adjusted EBITDA, to decide the level of investment in various operating activities and other capital allocation activities.

The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as Total Assets.

The following table presents the Company’s segment results for the years ended December 31, 2024 and 2023:

	For the years ended
	December 31,
	2024	2023
Sales, net	$141,760	$9,072,130
Cost of goods sold	83,290	466,802
Segment Gross profit	58,470	8,605,328

Operating Expenses:
Product development	1,373,351	693,448
Sales and marketing	811,537	215,332
General and administrative (A)	19,171,965	17,238,184
Transaction costs including those incurred with contingent Earn-out Share Liability	55,038,544	-
Depreciation and amortization	273,772	818,203
Impairment on investment	216,278
Stock-based compensation	6,699,081
Inventory impairment	551,492

Other income, net	(21,390)	59,982
UK R&D tax credit	(1,251,243)	-
Loss on initial issuance of convertible note	1,770,933	-
Change in fair value of convertible note option liability	(840,933)	-
Change in fair value of warrant liabilities	(200,124)	-
Change in fair value of Earn-out Share Liability	(38,040,000)	-
Other expense	244,732	(21,857)
Interest income	-	1,942
Interest expense	1,808,243	(5,318,817)
Segment and Consolidated Net loss	$(47,547,768)	$(15,638,589)

Notes: (A)-net of depreciation, amortization share-based compensation, provisions and impairments.

	As of and For Year Ended December 31
Total Consolidated Assets	$21,093,895	$20,837,306
Capital Expenditures	$265,445	$155,054

Veea Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Years ended December 31, 2024 and 2023

18 - EMPLOYEE 401(k)  PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the years ended December 31, 2024 and 2023 totaled $164,098 and $159,562, respectively.

19- SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2024, the date of these financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the year ended December 31, 2024. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated November 27, 2023, between Plum Acquisition Corp. I, Veea Inc. and Plum SPAC Merger Sub, Inc.	8-K	2.1	December 1, 2023
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	September 24, 2024
3.2	Amended and Restated Bylaws	8-K	3.2	September 24, 2024
4.1	Convertible Promissory Note, dated September 12, 2024	S-1	4.1	January 10, 2025
4.2*	Description of the Company's Securities
10.1	Amendment No. 2 to Business Combination Agreement, dated September 11, 2024, by and among Plum Acquisition Corp. I, Plum SPAC Merger Sub, Inc., and Veea Inc.	8-K	10.1	September 12, 2024
10.2	Amendment to Promissory Note, dated September 11, 2024, by and between Plum Acquisition Corp. I and Mr. Michael Dinsdale.	8-K	10.2	September 12, 2024
10.3	Amendment to Promissory Note, dated September 11, 2024, by and between Plum Acquisition Corp. I and Ms. Ursula Burns.	8-K	10.3	September 12, 2024
10.4	Amendment to Promissory Note, dated September 11, 2024, by and between Plum Acquisition Corp. I and Mr. Kanishka Roy.	8-K	10.4	September 12, 2024
10.5	Amendment to Promissory Note, dated September 11, 2024, by and between Plum Acquisition Corp. I and Plum Partners LLC.	8-K	10.5	September 12, 2024
10.6	Sponsor Letter Agreement, dated November 27, 2023, between Plum Acquisition Corp. I, Plum Partners LLC, and Veea Inc.	S-4/A	10.1	May 13, 2024
10.7	Form of Stockholder Support Agreement, dated November 27, 2023, between Plum Acquisition Corp. I, Veea Inc., and the other parties thereto	S-4/A	10.4	May 13, 2024
10.8+	Closing Agreement, dated September 13, 2024, between Plum Acquisition Corp. I, Veea Inc. and Plum SPAC Merger Sub, Inc.	8-K	10.8	September 24, 2024
10.9	Amended and Restated Registration Rights Agreement, dated September 13, 2024, between Plum Acquisition Corp. I, Veea Inc., Plum Partners LLC and certain stockholders of Veea Inc.	8-K	10.9	September 24, 2024
10.10	Form of Lock-Up Agreement, dated September 13, 2024, between Veea Inc. and certain stockholders	8-K	10.10	September 24, 2024
10.11	Form of Note Conversion Agreement, dated September 13, 2024, between Plum Acquisition Corp. I, Veea Inc. and certain note holders	8-K	10.11	September 24, 2024
10.12	Amendment to Polar Lock-Up Agreement, dated September 13, 2024, between Plum Acquisition Corp. I and Polar Multi-Strategy Fund	8-K	10.12	September 24, 2024
10.13	Amendment to Cohen Lock-Up Agreement, dated September 13, 2024, between Plum Acquisition Corp. I and Cohen	8-K	10.13	September 24, 2024
10.14	2024 Incentive Equity Plan	8-K	10.14	September 24, 2024
10.15	2024 Employee Stock Purchase Plan	8-K	10.15	September 24, 2024

10.16	Common Stock Purchase Agreement, dated as of December 2, 2024, by and between White Lion Capital, LLC and the Company	8-K	10.1	December 6, 2024
10.17	Registration Rights Agreement, dated as of December 2, 2024, by and between White Lion Capital, LLC and the Company	8-K	10.2	December 6, 2024
10.18	Settlement and Release Agreement, dated December 31, 2024, between the Company and Harmonic Partners.	8-K	10.1	January 2, 2025
14.1*	Code of Ethics
16.1	Letter from Marcum LLP to the Securities Exchange Commission	8-K	16.1	September 24, 2024
19.1*	Insider Trading Policy
21.1	Subsidiaries of Veea Inc.	S-1	4.1	January 10, 2025
23.1*	Consent of PKF O’Connor Davies, LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Registration Statement).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Compensation Clawback Policy
99.1	Form of Restricted Stock Unit Agreement	S-8	99.1	January 10, 2025
99.2	Form of Stock Option Agreement	S-8	99.2	January 10, 2025
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEEA INC.

By:	/s/ Allen Salmasi
Allen Salmasi
Chief Executive Officer
(Principal Executive Officer)

Date:	April 15, 2025

By:	/s/ Janice K. Smith
Janice K. Smith
Interim Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	April 15, 2025

Signature	Title	Date

/s/ Allen Salmasi	Chief Executive Officer and Director	April 15, 2025
Allen Salmasi	(principal executive officer)

/s/ Janice K. Smith	Chief Financial Officer	April 15, 2025
Janice K. Smith	(principal financial officer and principal accounting officer)

/s/ Douglas Maine	Director	April 15, 2025
Douglas Maine

/s/ Helder Antunes	Director	April 15, 2025
Helder Antunes

/s/ Michael Salmasi	Director	April 15, 2025
Michael Salmasi

/s/ Kanishka Roy	Director	April 15, 2025
Kanishka Roy

/s/ Gary Cohen	Director	April 15, 2025
Gary Cohen

/s/ Alan Black	Director	April 15, 2025
Alan Black