Form 10-Q
period 2025-03-31
VEEA INC.
filed 2025-05-21
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 6, 2025, there were 36,475,884 shares of the registrant’s common stock outstanding and 11,640,502 warrants outstanding.

VEEA INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash	$247,341	$1,685,633
Receivables, net	82,128	84,655
Inventory, net	7,777,249	7,459,240
Prepaid and other current assets	5,553,840	5,649,594
Total current assets	13,660,558	14,879,122

Property and equipment, net	171,371	210,629
Goodwill	4,924,151	4,779,625
Intangible assets, net	898,052	786,061
Investments	235,666	235,596
Other assets	117,231	202,862
TOTAL ASSETS	$20,007,029	$21,093,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Revolving line of credit	$14,000,000	$12,700,000
Accounts payable	3,913,079	1,290,824
Accrued expenses	1,039,096	1,911,722
Related party accrued rent	3,790,800	3,657,600
Share issuance liability	350,000	250,000
Deferred payables, current	2,295,339	204,445
Other current liabilities	30,463	121,579
Total current liabilities	25,418,777	20,136,171

Related party notes	485,000	-
Convertible note payable, net	327,679	37,316
Conversion option liability	1,000	60,000
Warrant liability	420,497	840,995
Earn-out Share Liability	5,030,000	15,560,000
Deferred payables	-	1,484,238
TOTAL LIABILITIES	31,682,953	38,118,720

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 500,000,000 shares authorized; and 36,541,882 and 36,202,798 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3,655	3,621
Additional paid-in capital	201,697,086	200,667,682
Accumulated deficit	(213,531,466)	(217,830,518)
Accumulated other comprehensive income	154,802	134,391
TOTAL STOCKHOLDERS’ DEFICIT	(11,675,924)	(17,024,825)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,007,029	$21,093,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Sales, net	$14,262	$16,770
Cost of goods sold	12,330	11,984
Gross profit	1,932	4,786

Operating Expenses:
Product development	215,575	94,223
Sales and marketing	349,251	86,264
General and administrative, net	5,109,473	5,845,775
Transaction costs	35,000	-
Depreciation and amortization	60,116	68,916
Total operating expenses	5,769,415	6,095,178
Loss from operations	(5,767,483)	(6,090,392)

Other income (expense):
Other income, net	772	2,584
Change in fair value of convertible note option liability	59,000	-
Change in fair value of warrant liabilities	420,497	-
Change in fair value of Earn-out Share Liability	10,530,000	-
Other expense	2,750	(2,836)
Interest expense	(946,484)	(456,768)
Total other income (expense)	10,066,534	(457,020)

Net income (loss)	$4,299,052	$(6,547,412)

Net income (loss) per share:
Basic	$0.12	$(0.31)
Diluted	$0.12	$(0.31)

Weighted-average common stock outstanding used in per share amounts:
Basic	36,369,224	21,115,617
Diluted	36,583,665	21,115,617

Other comprehensive income (loss):
Foreign currency translation adjustment	20,411	365,381
Comprehensive income (loss)	$4,319,462	$(6,182,031)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2024	36,202,798	$3,621	$200,667,682	$(217,830,518)	$134,391	$(17,024,824)
Stock based compensation			50,000			50,000
Common stock issued upon exercise of stock options	24,420	2	8.67			11
Common stock issued upon draw on the equity line of credit	240,500	24	604,402			604,426
Common stock issued as compensation for equity line of credit commitment fee	27,498	3	24,997			25,000
Settlement of convertible note agreement for shares issued	46,666	5	349,995			350,000
Cumulative translation adjustment					20,411	20,411
Net income				4,299,052		4,299,052
Balance, March 31, 2025	36,541,882	$3,655	$201,697,086	$(213,531,466)	$154,802	$(11,675,924)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2023	19,635,912	$1,964	$159,475,010	$(170,282,750)	$(661,354)	$(11,467,130)
Series A-2 Preferred Stock Issuances, net of transaction costs	1,675,502	168	11,955,239			11,955,407
Conversion of vendor payable to Series A-2 Preferred Stock	10,456	1	78,422			78,423
Stock based compensation for stock options			62,670			62,670
Foreign currency translation (loss)					365,381	365,381
Net loss				(6,018,994)		(6,018,994)
Balance, March 31, 2024	21,321,870	$2,133	$171,571,341	$(176,301,744)	$(295,973)	$(5,024,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$4,299,052	$(6,547,412)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	60,116	68,916
Amortization of debt issuance costs	740,363	-
Change in fair value of convertible note option liability	(59,000)	-
Change in fair value of warrant liabilities	(420,497)	-
Change in fair value of Earn-out Share Liability	(10,530,000)	-
Common stock issued as compensation for ELOC commitment fee	25,000	-
Share based compensation	50,000	62,670
Unrealized foreign currency transaction loss	340,728	358,517
Amortization of operating lease right of use assets	87,956	166,546
Changes in operating assets and liabilities:
Receivables	18,259	(17,237)
Inventories	(318,475)	(62,996)
Prepaid and other current assets	100,491	(4,904,725)
Other assets	(1,699)
Accounts payable	2,222,819	58,877
Accrued expenses	(829,394)	(98,561)
Accrued interest	-	367,210
Other current liabilities	606,656	-
Operating lease payments	(91,116)	(146,500)
Net cash used in operating activities	(3,698,741)	(10,694,695)
Cash flows from investing activities
Purchase of property and equipment	-	(29,520)
Purchase of intangible assets and trademarks	(131,973)	(44,547)
Net cash used in investing activities	(131,973)	(74,067)
Cash flows from financing activities
Proceeds from revolving line of credit	1,300,000	-
Proceeds from related party notes	485,000	-
Proceeds from the issuance of shares under equity line of credit facility	604,426	-
Proceeds from the issuance of Series A-2 preferred stock, net of transaction costs	-	10,372,477
Proceeds from prepaid investor subscriptions	-	54,725
Proceeds from exercise of stock options	11	-
Net cash provided by financing activities	2,389,437	10,427,202

Effect of exchange rate changes on cash	2,985	(19,706)

Net decrease in cash and cash equivalents	(1,438,292)	(361,266)
Cash and cash equivalents at beginning of year	1,685,633	6,010,075
Cash and cash equivalents at end of year	$247,341	$5,648,809

Non-cash activities
Settlement of convertible notes for shares issued	$350,000	-
Conversion of vendor payable to Series A-2 Preferred Shares	$-	$78,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

1 - DESCRIPTION OF BUSINESS

The Company is a provider of edge computing and communications devices (i.e., “VeeaHub®” devices), applications, and services hosted on its edge Platform-as-a-Service (“ePaaS”). Veea Edge Platform ePaaS is an end-to-end platform that is both locally- and cloud-managed. VeeaHub® products are converged computing and communications (i.e., hyperconverged) indoor and outdoor devices, about the size of a Wi-Fi Access Point (AP), that provide for networking and computing solutions for AI-assisted applications and solutions at the edge where people, places, and things connect to the network.

Veea Edge Platform™ provides for highly secure connectivity, computing, and IoT solutions through full stack platform for digital transformation of industries, as well as unserved or underserved communities that lack Internet connectivity and essential applications and services. It further enables the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. We have redefined and simplified edge computing and connectivity with Veea Edge Platform™, easily deployable products that fully integrate hardware, system software, technologies, and edge applications. We are demonstrating, globally, that the Veea Edge Platform™ enables our partners and customers to champion digital transformations in multiple vertical markets.

Through our innovative Veea Edge Platform, we have created a new product category that brings cloud capabilities close to the user, as an alternative to cloud computing, with benefits in optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, “always-on” availability at the edge for mission critical applications, and contextual awareness for people, devices and things connected to the Internet. The Company was recognized in 2023 by Gartner as a Leading Smart Edge Platform for the innovativeness and capabilities of our Veea Edge Platform and a Cool Vendor in Edge Computing in 2021. Veea was named in Market Reports World’s research report published in October 2023 as one of the top 10 Edge AI solution providers alongside IBM, Microsoft, Amazon Web Services, and others.

On September 13, 2024, Plum Acquisition Corp. I. (“Plum”), a special purpose acquisition company, and VeeaSystems Inc., a Delaware corporation (“Private Veea”), consummated a business combination (the “Business Combination”), pursuant to that certain Business Combination Agreement, dated November 27, 2023 (as amended on June 13, 2024 and September 13, 2024, the “Business Combination Agreement”), between Plum, Private Veea, and Plum Merger Sub, a Delaware corporation) (“Plum Merger Sub”). In connection with the consummation of the Business Combination (the “Closing”), (i) Plum de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”) and (ii) the merger (the “Merger”) of Plum Merger Sub with and into Private Veea was completed and the separate corporate existence of Plum Merger Sub ceased, with Private Veea as the surviving corporation becoming a wholly owned subsidiary of Plum. Following the Closing, Plum changed its name from “Plum Acquisition Corp. I” to “Veea Inc.” (hereinafter “Veea” or “the Company”) and Private Veea changed its name from “Veea Inc.” to “VeeaSystems Inc.” See Note 4 for more information.

The Company has five wholly owned subsidiaries: VeeaSystems Inc., formerly known as Veea Inc., a Delaware corporation; Veea Solutions Inc., a Delaware corporation; VeeaSystems Development Inc., formerly known as Veea Systems Inc., a Delaware corporation; Veea Systems Ltd., a company organized under the laws of England and Wales; and VeeaSystems SAS, a French simplified joint stock company; and one majority owned subsidiary, VeeaSystems Mexico, S. de R.L. de C.V., a limited capital company organized under the laws of Mexico (“VeeaSystems MX”). VeeaSystems MX is 95% owned by VeeaSystems Inc., and due to local law requirements, the remaining 5% is held by the Company’s CEO. The Company is headquartered in New York City with offices in the United States, Mexico, and Europe.

2 - LIQUIDITY AND MANAGEMENT’S PLAN

During the three months ended March 31, 2025 and 2024, the Company incurred operating losses of $5.7 million and $6.1 million, respectively, and had an accumulated deficit of $213.5 million as of March 31, 2025. Since its inception, the Company has incurred significant operating losses and negative cash flows. The Company expects to continue to incur net losses as it continues to grow and scale its business. As of March 31, 2025, the Company had cash of $247,341 and outstanding debt of $15.2 million, of which $750,000 was outstanding under the September 2024 Notes (as defined below), $14.0 million was outstanding under the working capital facility, and $485,000 was related party debt outstanding under the NLabs 2025 Notes (as defined below).

Although the Company has had recurring losses each year since inception, the Company plans to fund its operations and capital funding needs through a combination of private and public equity and debt offerings, or a combination thereof, including (1) cash proceeds from the ELOC Program (as defined below) (2) the expected cash tax refund of up to $2.0 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities (3) the anticipated refund by June 30, 2025, of up to $5.0 million of the Company’s prepayment for purchased inventory and (4) potential additional investments in the form of debt or equity to fund operating deficits from existing and/or new investors, including related parties, which may include the Company’s CEO and his affiliates. The Company expects it will be able to fund its operations over the next twelve months and has a reasonable basis to believe it has alleviated substantial doubt regarding its ability to continue as a going concern. Since January 1, 2025, the Company has received $826,000 in additional loans from related parties and $1.0 million in loans from unrelated parties in connection with the consummation of the acquisition of Crowdkeep. See Note 12 and Note 17 for additional information. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

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

All significant intercompany balances and transactions have been eliminated in consolidation. We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. The Company has one VIE, VeeaSystems MX. Transactions with VeeaSystems MX were immaterial during all the period presented and are not separately disclosed.

The condensed consolidated balance sheet as of March 31, 2025, has been derived from the unaudited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2024.

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted under GAAP.

Use of Estimates

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its condensed consolidated financial statements in accordance with GAAP. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Changes in such estimates could affect amounts reported in future periods. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: liquidity and going concern, the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; inventory, including the determination of allowances for estimated excess or obsolescence; the fair value of warrants; the fair value of acquisition-related contingent consideration arrangements; the fair value of the ELOC; unrecognized tax benefits; legal contingencies; the incremental borrowing rate for the Company’s leases; and the valuation of stock-based compensation, among others.

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

Segment Information

The Company operates as a single operating segment. The chief operating decision maker is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment. The majority of the Company’s assets as of March 31, 2025 and December 31, 2024, were attributable to its U.S. operations. The Company does not have any customers that make up more than 10% of revenue, and its long-lived assets are based on the physical location of the assets.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance results in the Company being required to include enhanced income tax-related disclosures. The Company adopted this guidance effective January 1, 2025; however, as there is a full valuation allowance on its deferred tax assets, income tax disclosures are not material to the condensed consolidated financial statements and are not included in this Quarterly Report on Form 10-Q but will be evaluated quarterly going forward necessary disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance results in the Company being required to include enhanced disclosures relating to its reportable segments. The Company adopted this guidance effective December 31, 2024, and it did not have a material effect on the Company’s condensed consolidated financial statements.

4 - REVERSE RECAPITALIZATION

As discussed in Note 1, the Business Combination was consummated on September 13, 2024, which, for accounting and reporting purposes under GAAP, was treated as the equivalent of Private Veea issuing stock for the net assets of Plum, accompanied by an equity recapitalization of Private Veea, which was determined to fall within the scope of Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Plum was treated as the acquired company, and its net assets were stated at historical cost, with no goodwill or other intangible assets recorded. The excess of the fair value of shares issued to Plum over the fair value of Plum’s identifiable net assets acquired represented compensation for the service of a stock exchange listing for its shares and was expensed as incurred.

The warrants issued at the time of Plum’s initial public offering (the “Public Warrants”), and warrants issued in connection with private placement at the time of Plum’s initial public offering (the “Private Placement Warrants”) remain outstanding and are now outstanding warrants for the Company.

Earn-out Share Liability

Following the Closing, stockholders who previously held certain capital stock of Private Veea have the contingent right to receive up to 4.5 million additional shares of the common stock, par value $0.0001 per share, of the Company (“Common Stock”) if certain trading-price based milestones of the Company’s Common Stock are achieved or a change of control transaction occurs during the ten-year period following the Closing.

Under accounting principles, the Company’s obligation to issue the earn-out shares is recorded as a contingent liability (the “Earn-out Share Liability”) in the Company’s financial statements and the initial value of the Earn-out Share Liability was recorded as a transaction cost within operating expenses in the Company’s financial statements for the year ended December 31, 2024. For each subsequent reporting period, changes in the fair value of the Earn-out Share Liability are reported in the Company’s financial statements.

5 - BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	March 31, 2025	December 31, 2024
Inventory	$7,256,166	$7,377,966
Inventory allowance	(904,653)	(904,653)
Consigned parts	1,425,736	985,927
Total	$7,777,249	$7,459,240

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$703,101	$702,122
Computer equipment	330,598	327,166
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,424,441	1,420,030
Less - Accumulated depreciation	(1,253,070)	(1,209,401)
Total property and equipment net	$171,371	$210,629

Depreciation expense for the three months ended March 31, 2025 and 2024, totaled $35,697 and $54,851, respectively.

6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the three months ended March 31, 2025 and 2024:

March 31, 2025
Balance at December 31, 2024	$4,779,625
Foreign exchange transactions	144,526
Balance at March 31, 2025	4,924,151

March 31, 2024
Balance at December 31, 2023	$4,797,078
Foreign exchange transactions	16,156
Balance at March 31, 2024	4,813,234

Intangible Assets

Intangible assets consist of the following:

	As of March 31, 2025
	Amortization Period	Costs as of December 31, 2024	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,551,468	$130,991	-	7,682,459	(6,784,407)	-	$898,052

	As of December 31, 2024
	Amortization	Costs as of January 1,			Ending	Accumulated	Accumulated	Net Book
	Period	2024	Additions	Disposals	Costs	Amortization	Impairment	Value
Patents	15 years	$7,332,227	$219,241	$-	$7,506,485	$(6,765,407)	$-	$786,061
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Other intellectual assts	5 years	969,278	-	-	969,278	(969,278)	-	-
Intangible assets, net		$13,317,199	$219,241	$-	$13,536,440	$(11,289,469)	$(1,460,910)	$786,061

Intangible assets primarily consist of patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the three months ended March 31, 2025 and 2024, there were no events that necessitated additional impairment of intangible assets.

Intangible asset amortization expense for the three months ended March 31, 2025 and 2024, totaled $19,000 and $14,065, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of March 31, 2025
Remainder of 2025	$57,000
2026	76,000
2027	76,000
2028	76,000
2029	76,000
Thereafter	537,052
$898,052

7 - DEBT

Total outstanding debt of the Company is comprised of the following, including convertible notes and other related party debt:

March 31, 2025	Principal	Debt Discount	Accrued Interest	Total
Revolving Loan Facility	$14,000,000	$-	$-	$14,000,000
Convertible note payable	750,000	(422,321)	-	327,679
Total	$14,750,000	(422,321)		$14,327,679

December 31, 2024	Principal	Debt Discount	Accrued Interest	Total
Revolving Loan Facility	$12,700,000	$-	$-	$12,700,000
Convertible note payable	1,200,000	(1,102,684)	-	97,316
Total	$13,900,000	$(1,102,684)	$-	$12,797,316

Revolving Loan Facility

In June 2021, Private Veea entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”) with First Republic Bank, which was subsequently acquired by JPMorgan Chase, (the “Bank”) providing up to $14.0 million of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. Private Veea was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, Private Veea issued common stock warrants (the “Related Party Common Stock Warrants”) to NLabs, a principal shareholder of the Company and affiliate of Allen Salmasi (“NLabs”), in consideration for the CEO’s guaranteeing the advances. See Note 12 for further information. In December 2023, Private Veea repaid $5,000,000 of the principal balance of the Loan. Following the acquisition of First Republic, the Loan was transferred to the Bank. Total borrowings during the three months ended March 31, 2025, were $1.3 million. As of March 31, 2025, the outstanding principal amount of the Loan was $14.0 million, and there is no availability to borrow additional funds.

Convertible Note Payable

Simultaneously with the closing of the Business Combination, the Company and Private Veea issued convertible notes under note purchase agreements (the “Note Purchase Agreements”) with certain accredited investors unaffiliated with the Company and Private Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15.0 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory notes. In addition to a September 2024 Note, each Investor received, as a transfer from NLabs immediately prior to the Financing Closing, a number of shares of Private Veea’s Series A-1 Preferred Stock that upon the Closing became a number of registered shares of Common Stock equal to such Investors’ original principal note loan amount under their respective notes divided by $7.50 (the “Transferred Shares”). 2.0 million Transfer Shares were delivered to Investors at the Financing Closing. The Note Purchase Agreements include customary registration rights.

The Transferred Shares were recorded at a fair value of $21.6 million on the Company’s consolidated financial statements at issuance, which reflected a significant discount to the face amount of the September 2024 Notes. In addition to the cash received at the Financing Closing, one of the Investors committed to purchase approximately $13.6 million (the “Commitment Amount”) of September 2024 Notes, on or prior to November 15, 2024, which date was subsequently extended to December 15, 2024. On December 31, 2024, the Company and one of the Investors entered into a mutual Settlement and Release Agreement pursuant to which the Company agreed to terminate the Investor’s obligation to purchase a note in the Commitment Amount and provided for a mutual release of claims, in exchange for a payment to the Company of an aggregate amount of approximately $5.4 million, which amount includes payments previously made to the Company in respect of the Commitment Amount. As the Company received approximately $1.5 million of the total expected $15.0 million proceeds at the Financing Closing, a proportional amount (approximately $19.5 million) of the substantial discount was deferred and recorded as a deferred financing asset on the Company’s consolidated financial statements. At December 31, 2024, the deferred financing assets were reversed on the Company’s consolidated financial statements.

The Company and VeeaSystems Inc. (“VeeaSystem”) are co-borrowers under each September 2024 Note (together, the “Borrowers”) and are jointly responsible for the obligations to each Investor thereunder. Each September 2024 Note has a maturity date of 18 months after the Financing Closing but is prepayable in whole or in part by the Borrowers at any time without penalty. The outstanding obligations under each September 2024 Note accrues interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest is only payable upon the maturity date of the September 2024 Note as long as there is no event of default thereunder. Each September 2024 Note is unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes and the Note Purchase Agreements do not include any operational or financial covenants for the Borrowers. Each September 2024 Note includes customary events of default including, without limitation, failure to pay amounts due on the maturity date, failure to otherwise comply with the Borrowers’ covenants or for Borrower insolvency events, in each case, with customary cure periods. Upon an event of default, the Investor may accelerate all obligations under its September 2024 Note and the Borrowers will be required to pay for the Investor’s reasonable out-of-pocket collection costs.

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

The Conversion Shares were initially subject to a lock-up for a period of 6 months after the Financing Closing. The Transferred Shares were not subject to any lock-up restrictions, but for a period of 6 months after the Closing they were separately designated by the Transfer Agent and kept as book entry shares on the Transfer Agent’s records and were not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provided such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note would automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares would be extended for an additional 6 months to 12 months after the Financing Closing. As of March 31, 2025, $750,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer.

The Company reviewed the conversion feature granted in the notes under ASC 815, “Derivatives and Hedging” (“ASC 815”), and concluded that the conversion price was based on a variable (enterprise value) that was not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 - 40 and is therefore considered a conversion option liability that should be bifurcated from the debt host. As the fair value of the conversion option liability exceeded the net proceeds received, in accordance with ASC 470-20, the Company recorded the conversion option liability at fair value with the excess of the fair value over the net proceeds received recognized as a loss in earnings. See Note 14 for further information.

8 - INVESTMENTS

The Company accounts for its private company investments without readily determinable fair values under the cost method. These investments, for which the Company is not able to exercise significant influence over any one individual investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investments would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. Any adjustments to the carrying values are recognized in other income, net in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company performed the qualitative assessment for impairment of its investments. Based on this qualitative assessment, impairment indicators were present for one of its investments; therefore, the company performed an analysis to estimate its fair value and recognized an impairment loss of $216,278. As of March 31, 2025, there were no indicators of impairment. The carrying value of the Company’s private company investments as of March 31, 2025 and December 31, 2024, was $235,666 and $235,596, respectively, which were classified as Investments on the Company’s consolidated balance sheets, as these investments do not have a stated contractual maturity date.

9 – STOCKHOLDERS’ EQUITY

On September 13, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization.  In connection with the consummation of the Business Combination (i) the Company de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”) and (ii) restated our certificate of incorporation (“Restated Certificate of Incorporation”). In connection with the Domestication, each share of outstanding Class A ordinary shares were converted by operation of law into shares of Common Stock, on a one-for-one basis. Upon filing of the Restated Certificate of Incorporation, each issued and outstanding share of Class B stock outstanding immediately prior to the filing of the Restated Certificate of Incorporation was converted into shares of Common Stock on a one-for-one basis. Under the Restated Certificate of Incorporation, the Company is authorized to issue 551,000,000 shares of capital stock, consisting of (a) 550,000,000 shares of Common Stock with a par value of $0.0001 per share and (b) 1,000,000 shares of preferred stock with a par value of $0.0001 per share.

Holders of Common Stock are entitled vote on all matters submitted to the stockholders vote or approval, other than on any amendment to the Restated Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon pursuant to the Restated Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock). Holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

Equity Line of Credit

On December 2, 2024, the Company entered into a common stock purchase agreement (“Common Stock Purchase Agreement”) and related registration rights agreement (the “Registration Rights Agreement”) with White Lion Capital, LLC (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation, to direct White Lion to purchase up to $25.0 million in aggregate gross purchase price of newly issued shares of Common Stock, subject to certain limitations and conditions as described below (the “ELOC Program”), at a purchase price equal to (i) 96.5% of the volume weighted average stock price for the three consecutive business days after a purchase notice is given, (ii) 98% of the volume weighted average stock price on the day a notice is delivered, or (iii) the lowest traded price for a given purchase date.

The Company controls the timing and amount of any sales to White Lion, which depend on a variety of factors including, among other things, market conditions, the trading price of the Common Stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, White Lion’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s stock. In all instances, the Company may not sell shares of Common Stock under the Purchase Agreement if it would result in White Lion and its affiliate beneficially owning more than 4.99% of its outstanding voting power or shares of the Common Stock at any one point in time, or the aggregate number of shares of common stock would not exceed 19.99% of the voting power of the issued and outstanding Common Stock.

During the three months ended March 31, 2025, the Company received $604,426 in proceeds and issued 240,500 shares of Common Stock pursuant to the ELOC Program.

The Company agreed to issue to White Lion 27,498 shares of Common Stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the condensed consolidated statement of operations and comprehensive income (loss) during the three months ended March 31, 2025. The Common Stock Purchaser has agreed that during the term of the Common Stock Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the Common Stock.

10 - STOCK INCENTIVE PLANS

In September 2014, the Private Veea’s Board of Directors adopted the Max2 Inc. Equity Incentive Plan (“2014 Plan”). Upon adoption of the 2014 Plan, the aggregate number of shares of Common Stock reserved for awards under the Plan were 1,250,000. In September 2018, Private Veea’s Board of Directors adopted the Veea Inc. 2018 Equity Incentive Plan (“2018 Plan” and collectively with the 2014 Plan, the “Private Veea Plans”). Upon adoption of the 2018 Plan, 4,900,000 shares of the Common Stock were reserved for the issuance of incentive awards. In January 2021, the 2018 Plan was amended to increase the total number of authorized shares reserved for issuance to 12,492,910. Under the Private Veea Plans, option awards were generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant; those option awards generally vested with a range of one to four years of continuous service and had ten-year contractual terms. Certain option awards provided for accelerated vesting if there was a change in control, as defined in the Private Veea Plans. The Private Veea Plans also permitted the granting of restricted stock and other stock-based awards. Unexercised options were cancelled upon termination of employment and became available for reissuance under the Private Veea Plans.

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of Common Stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represented 10% of the aggregate number of shares of the Common Stock outstanding immediately after the Closing plus the number of shares of Common Stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of March 31, 2025, the Company had approximately 1,259,370 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 1,070,603 shares of Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represented 3% of the aggregate number of shares of Common Stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase Common Stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Common Stock on either the offering date or on the purchase date. As of March 31, 2025, there have not yet been any offering periods available to purchase Common Stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediate prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of Common Stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant. The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the three months ended March 31, 2025 and 2024, respectively, the weighted average estimated fair value using the Black-Scholes option pricing model was $1.16 and $0.55 per option, respectively.

Stock Options

Stock option activity under the Plan was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	3,790,702	$1.04	5.98
Granted	30,000	1.82	-
Exercised	(24,420)	-	-
Forfeited	(12,245)	2.78	-
Outstanding at March 31, 2025	3,784,037	$1.64	8.50
Exercisable at March 31, 2025	3,744,271

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach. The assumptions used to calculate the fair value of the options granted during the three months ended March 31, 2025, were as follows:

March 31, 2025
Stock Price	$1.82
Expected term (years)	5.0
Volatility	75.0%
Risk-Free Rate	4.12%

Stock compensation expense related to the common stock options outstanding for the three months ended March 31, 2025 and 2024, was $50,000 and $62,670, respectively, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Total unrecognized expense related to unvested options outstanding as of March 31, 2025, was $135,863 which will be recognized over a weighted average period of 2.49 years.

Restricted Stock Units

There were no RSUs granted or stock compensation expense recorded during each of the three months ended March 31, 2025 and 2024.

11 - WARRANTS

As part of Plum’s initial public offering (“IPO”), Plum issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Plum completed the private sale of warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) where each Private Placement Warrant allows the holder to purchase one share of the Common Stock at $11.50 per share. At March 31, 2025, there were 6,384,326 Public Warrants and 5,256,218 Private Placement Warrants outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Business Combination, it shall use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the warrants. Such registration statement was declared effective by the SEC on January 15, 2025.

With the exception of the Private Placement Warrants, in no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the shares of Common Stock underlying such Warrant.

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

The Company continues to recognize the Private Placement Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations and comprehensive income (loss) at each reporting period until they are exercised. As of March 31, 2025, the Private Placement Warrants are presented within warrants on the condensed consolidated balance sheet.

Private Veea Warrants

Upon the closing of the Business Combination, the Related Party Common Stock Warrants were exercised in whole, on a net basis, for 3,880,000 shares of common stock of Private Veea at a conversion price of $0.01 per share for an aggregate purchase price of $38,800. A total of 21,798 shares of common stock were surrendered in payment of the purchase price.

In connection with the Business Combination, Private Veea’s outstanding equity-classified Preferred stock warrants were exchanged for common stock warrants of the Company (each an “Exchanged Warrant”) to purchase a number of shares of Common Stock, after adjustment for anti-dilutive shares, equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Preferred Stock warrant immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Preferred Stock warrant immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. On November 6, 2024, the warrant holder exercised warrants to purchase 79,654 shares of Common Stock at an exercise price of $0.05 per share for an aggregate purchase price of $3,983. The outstanding Exchanged Warrants are exercisable at the option of the holder until September 28, 2028, for an exercise price of $10.19 per share. As of March 31, 2025, there are 159,307 Exchanged Warrants outstanding.

12 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 33% of the Company’s outstanding capital stock at December 31, 2024, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $61,200 for each of the three months ended March 31, 2025 and 2024, which was classified as general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s condensed consolidated balance sheets was $1,774,800 as of March 31, 2025 and $1,713,600 as of December 31, 2024.

In April 2017, Private Veea entered into a lease agreement with 83rd Street LLC to lease office space for an initial term of two years. The sole member of 83rd Street LLC is the Salmasi 2004 Trust. At December 31, 2024, the Salmasi 2004 Trust held approximately 8% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust.  In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $72,000 for each of the three months ended March 31, 2025, which is classified as general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s condensed consolidated balance sheets was $2,016,000 and $1,944,000 as of March 31, 2025 and December 31, 2024, respectively.

Related Party Debt

In 2021 and 2022, NLabs made loans to the Company evidenced by promissory notes aggregating $9,500,000 (the “Bridge Notes”). The Bridge Notes bore interest on the outstanding principal at a rate of 10% per annum, calculated on the basis of a 365-day year. The original maturity date of the Bridge Notes was December 31, 2022, which was extended to December 31, 2023, which was subsequently extended to September 30, 2024. The Company accounted for the extension as a modification of the Bridge Notes. The unpaid principal amount and accrued unpaid interest on the Bridge Notes was due and payable upon the date of the first to occur of (i) the maturity date and (ii) the consummation of a debt or equity financing transaction with an unrelated third party. Interest expense for the three months ended March 31, 2024 was $237,500.

In 2022 and 2023, NLabs made loans to the Company evidenced by promissory notes in the aggregate principal amount of $3,098,000 (the “Promissory Notes” and collectively with the Bridge Notes, the “Related Party Notes”). The Promissory Notes bore interest on the outstanding principal amount at a rate of 10% per annum, calculated on the basis of a 365-day year. The unpaid principal amount and accrued interest on the Promissory Notes was due and payable upon the earlier of demand and December 31, 2023, which was subsequently extended to September 30, 2024. Interest expense for the three months ended March 31, 2024 was $57,963.

At the Closing in September 2024, the Related Party Notes were converted into shares of Common Stock at a price of $5.00 per share, which shares were not considered Existing Veea Shares and were in addition to the shares of Common Stock issued to holders of Existing Veea Shares. Thus, there was no interest expense recorded for the three months ended March 31, 2025, for the Related Party Notes. See Note 4 for further information regarding the conversion of the Related Party Notes.

During the three months ended March 31, 2025, NLabs made loans to the Company in the aggregate amount of $485,000 (the “March NLabs Notes”). Interest on the loans accrue at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable on the earlier of demand or June 30, 2025. In April 2025, NLabs made additional loans in the aggregate amount of $341,000 (collectively with the March NLabs Notes, the “2025 NLabs Notes”).

13 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of March 31, 2025, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

Leases

The Company leases office space in the U.S., including office space from related parties as disclosed in Note 12. These leases expire at various dates through 2025. Under the terms of the various lease agreements, the Company may bear certain costs such as maintenance, insurance and taxes. Lease agreements may provide for increasing rental payments at fixed intervals. The Company’s CEO has guaranteed the obligations under the office space leased in New Jersey. The Company also leases offices in the United Kingdom, France, and Mexico under short-term arrangements of twelve months or less.

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

Litigation

In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. The Company accrues contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the financial position or results of operations of the Company.

Other Commitments

In connection with the Business Combination, the Company agreed to pay certain legal expenses contingent upon the closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of March 31, 2025, the amount of the deferred fees totaled $2.2 million, recorded in deferred payables, current in the condensed consolidated balance sheet.

14 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

Warrant liability

The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public Warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. During the three months ended March 31, 2025, there were no transfers amongst level 1, 2, and 3 values during the period.

The conversion feature of the Convertible Promissory Notes is measured at fair value using a Monte Carlo model that fair values the conversion option.

The following table presents fair value information as of March 31, 2025 and December 31, 2024, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2025	Total	Level 1	Level 2	Level 3
Private warrant liability	$420,497		$420,497
Convertible note option liability	1,000			1,000
Earn-out share liability	5,030,000			5,030,000
Total	$5,451,497	$	$420,497	$5,031,000

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Money Market Funds	$-	$-	$-	$-
Liabilities
Private warrant liability	840,995	-	840,995	-
Convertible note option liability	60,000	-	-	60,000
Earn-out Share Liability	15,560,000	-	-	15,560,000
Total	$16,460,995	$-	$840,995	$15,620,000

Convertible Note Option Liability

The Company established the initial fair value for the convertible note option liability as of September 13, 2024, which was the date the Convertible Note was executed. As of March 31, 2025, the fair value was remeasured using an option pricing model. The option pricing model was used to value the convertible note option liability for the initial periods and subsequent measurement periods.

The convertible note option liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model for the convertible note option liability were as follows:

	March 31, 2025	December 31, 2024
Stock Price	$1.49	$3.81
Expected term (years)	0.95	1.2
Volatility	80.0%	75.0%
Risk-Free Rate	4.05%	4.18%
Interest rate	6.41%	6.49%

Three months ended March 31, 2025
Balance, beginning of period	$60,000
Change in fair value	(59,000)
Balance, end of period	$1,000

Earn-out Share Liability

Following the closing of the Business Combination, holders of certain capital stock of Private Veea immediately prior to the closing have the contingent right to receive up to 4.5 million additional shares of Common Stock if certain trading-price based milestones of the Common Stock are achieved or a change of control transaction occurs during the ten-year period following the Closing. The Company’s obligation to issue the earn out shares is recorded as a contingent liability (the “Earn-out Share Liability”) in the Company’s financial statements. The initial value of the contingent Earn-out Share Liability of $53.6 million was recorded as a transaction cost within operating expenses. The fair value of the Earn-out Share Liability was estimated using a Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility, the price of the Common Stock, and current interest rates.

The following table presents the changes in fair value of the earn-out liability:

Three months ended March 31, 2025
Balance, beginning of period	$15,560,000
Change in fair value	(10,530,000)
Balance, end of period	$5,030,000

The key inputs for the Earn-out Share Liability were as follows:

	March 31, 2025	December 31, 2024
Stock Price	$1.49	$6.5
Expected term (years)	9.5	10
Volatility	75%	75.0%
Risk-Free Rate	4.2%	3.81%

15 - EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024, are as follows:

	Three Months ended March 31,
	2025	2024
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$4,299,052	$(6,547,412)
Denominator:
Weighted-average common shares outstanding	36,369,224	21,115,617
Net income (loss) per share – basic:	$0.12	$(0.31)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	4,299,052	(6,547,412)
Denominator:
Weighted-average common stock outstanding	36,369,224	21,115,617
Stock options, warrants, Earn-Out Liability, and convertible notes outstanding to purchase shares of common stock	214,441	-
Total common and common equivalent shares outstanding	36,583,665	21,115,617
Net income (loss) per share – diluted:	$0.12	$(0.31)

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months ended March 31,
	2025	2024
Stock options outstanding to purchase shares of common stock	4,145,706	-
Public and Private Warrants	11,799,851	-
Earn-Out Liability	4,500,000	-

16 - EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the three months ended March 31, 2025 and 2024, totaled $37,240 and $40,553, respectively.

17 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2025, the date of these financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the three months ended March 31, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below.

Asset Purchase Transaction with Crowdkeep, Inc.

Asset Purchase Agreement

On May 13, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with Crowdkeep, Inc., a Delaware corporation (the “Seller”), pursuant to which, subject to the terms and conditions set forth in the APA, the Company acquired, upon the closing (the “Crowdkeep Closing”, and the date of such Crowdkeep Closing, the “Crowdkeep Closing Date”) certain assets of Seller relating to Seller’s IoT technology platform business (collectively, the “Crowdkeep Assets”), free and clear of any liens other than certain specified liabilities of Seller that are being assumed (collectively, the “Crowdkeep Liabilities” and such acquisition of the Crowdkeep Assets and assumption of the Crowdkeep Liabilities together, the “Crowdkeep Transaction”) in consideration for the issuance to the Seller of 4,065,689 shares of Common Stock (the “Purchase Price”).

The APA contains other customary representations, warranties and covenants of the parties. The foregoing summary of the APA is not complete and is qualified in its entirety by reference to the full text of the APA, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Note Purchase Agreements and Convertible Promissory Notes

On April 17, 2025, and May 13, 2025, the Company and the majority stockholder of the Seller (“Crowdkeep Investor”), entered into two Note Purchase Agreements (the “Crowdkeep Note Purchase Agreements”). Pursuant to the Crowdkeep Note Purchase Agreements, the Crowdkeep Investor loaned to the Company an aggregate of $1,000,000 in two tranches (the “Crowdkeep Loans”), of which $500,000 was provided on April 17, 2025 and $500,000 was provided on May 13, 2025. In connection with the entry into the Crowdkeep Note Purchase Agreements the Company issued to the Crowdkeep Investor unsecured convertible promissory notes (the “Crowdkeep Convertible Notes”). The Crowdkeep Convertible Notes have an aggregate principal amount of $1,000,000, and the interest under the Crowdkeep Convertible Notes accrues at an annual rate of 8%. The maturity date of the Crowdkeep Convertible Notes are April 17, 2026, and May 13, 2026, respectively.

Pursuant to the terms of the Convertible Notes, upon an event of default, the outstanding principal amount of the applicable Crowdkeep Convertible Note, plus accrued but unpaid interest, will become immediately due and payable in full. Events of default include failure to pay any principal or interest amounts under the Crowdkeep Convertible Notes, failure to perform covenants in the Crowdkeep Convertible Notes and certain bankruptcy and insolvency conditions of the Company. The Company may prepay all or any portion of the Crowdkeep Convertible Notes at any time. The Crowdkeep Convertible Notes are convertible, in whole or in part, into shares of Common Stock (the “Crowdkeep Conversion Shares”) at the option of the Crowdkeep Investor, at a price per share of $5.00 subject to certain equitable adjustments. The Crowdkeep Convertible Notes will automatically convert on the date that the closing price of the Common Stock is at $7.50 or above for ten (10) consecutive trading days within any consecutive thirty (30) trading day period, equal to the lesser of (i) $7.50 per share and (ii) 20% multiplied by the VWAP (calculated as set forth in the Crowdkeep Convertible Notes) for the prior consecutive thirty (30) trading day period, in each case subject to certain equitable adjustments. The Crowdkeep Note Purchase Agreements and Crowdkeep Convertible Notes include other customary terms and conditions.

The above description of the Crowdkeep Note Purchase Agreements and Crowdkeep Convertible Notes are qualified in their entirety by the text of the Form of Note Purchase Agreement and Form of Convertible Note, copies of which are attached hereto as Exhibit 10.2 and 10.3, respectively, and incorporated herein by reference.

Lock-Up Agreements

In connection with the Crowdkeep APA and the Crowdkeep Note Purchase Agreements, the Seller and the Crowdkeep Investor entered into lock-up agreements pursuant to which the Seller and the Crowdkeep Investor agreed not to effect any sale, distribution or transfer of any of the shares of Common Stock received in the transaction or any Crowdkeep Conversion Shares will be subject to transfer restrictions and restrictions against selling short or hedging the Company’s securities for a period of six (6) months following the applicable closing of the APA or the Crowdkeep Note Purchase Agreement, respectively, subject to certain limited exceptions.

The form of lock-up agreement signed by the Seller is herein referred to as the “Crowdkeep Lock-Up Agreement” and the form of lock-up agreement signed by the Investor is herein referred to as the “Crowdkeep Noteholder Lock-Up Agreement.” The Crowdkeep Lock-Up Agreement and the Crowdkeep Noteholder Lock-Up Agreement have substantially similar terms, but the Crowdkeep Lock-Up Agreement provides for distributions by the Seller to the Seller’s stockholders, pro rata based on their ownership of Seller, subject to certain conditions.

The foregoing description of the Crowdkeep Lock-Up Agreement and Crowdkeep Noteholder Lock-Up Agreement do not purport to be complete and are qualified in its entirety by the terms and conditions of the form of Crowdkeep Lock-Up Agreement and form of Crowdkeep Noteholder Lock-Up Agreement, copies of which are attached hereto as Exhibit 10.4 and Exhibit 10.5, respectively, and are incorporated herein by reference.

Appointment of Chief Strategy Officer and Senior Vice President, Finance

On May 1, 2025, Randal V. Stephenson was appointed the Company’s Senior Vice President, Finance and Chief Strategy Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Veea should be read together with our audited consolidated financial statements and unaudited consolidated condensed financial statements. In addition to our historical consolidated financial information, this discussion includes forward-looking information regarding our business, results of operations and cash flows, and contractual obligations and arrangements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Company’s most recent Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions, whether or not identified in this Quarterly Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about the ability of the Company to:

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	sell shares of Common Stock under the ELOC Common Stock Purchase Agreement;

●	risks related to its current growth strategy and the Company’s ability to generate revenue and become profitable;

●	market acceptance of its platform and products;

●	the length and unpredictable nature of its sales cycles;

●	Veea’s reliance on distribution and partnering arrangements and third-party manufacturers;

●	cybersecurity incidents, security vulnerabilities, and real or perceived errors, failures, defects, or bugs in its platforms or products;

●	the ability to maintain the listing of our Common Stock and the warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	our public securities’ potential liquidity and trading;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably and retain its key employees;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the completion of the Business Combination, and our ability to attract and retain key personnel;

●	macroeconomic conditions; and

●	each of the other factors detailed under the section entitled “Risk Factors.”

Forward-looking statements are provided for illustrative purposes only and are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the factors discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report and as disclosed on the Form 10-K filed with the SEC on April 15, 2025, could affect the future results of the Company, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report.

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

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented secured docker containers, together with a Wi-Fi Access Point (AP) with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules, referred to as the “VeeaHub” product. With an extensive patent portfolio of approximately 125 granted patents and 25 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

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

Veea earns revenue primarily from the sale of its VeeaHub® devices, licenses, and subscriptions.

Recent Developments

Asset Purchase Transaction with Crowdkeep, Inc.

Asset Purchase Agreement

On May 13, the Company entered into an Asset Purchase Agreement (the “APA”) with Crowdkeep, Inc., a Delaware corporation (the “Seller”), pursuant to which, subject to the terms and conditions set forth in the APA, the Company acquired, upon the closing (the “Crowdkeep Closing”, and the date of such Crowdkeep Closing, the “Crowdkeep Closing Date”) certain assets of Seller relating to Seller’s IoT technology platform business (collectively, the “Crowdkeep Assets”), free and clear of any liens other than certain specified liabilities of Seller that are being assumed (collectively, the “Crowdkeep Liabilities” and such acquisition of the Crowdkeep Assets and assumption of the Crowdkeep Liabilities together, the “Crowdkeep Transaction”) in consideration for the issuance to the Seller of 4,065,689 shares of Common Stock (the “Purchase Price”).

The APA contains other customary representations, warranties and covenants of the parties. The foregoing summary of the APA is not complete and is qualified in its entirety by reference to the full text of the APA, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Note Purchase Agreements and Convertible Promissory Notes

On April 17, 2025, and May 13, 2025, the Company and the majority stockholder of the Seller (“Crowdkeep Investor”), entered into two Note Purchase Agreements (the “Crowdkeep Note Purchase Agreements”). Pursuant to the Crowdkeep Note Purchase Agreements, the Crowdkeep Investor loaned to the Company an aggregate of $1,000,000 in two tranches (the “Crowdkeep Loans”), of which $500,000 was provided on April 17, 2025 and $500,000 was provided on May 13, 2025. In connection with the entry into the Crowdkeep Note Purchase Agreements the Company issued to the Crowdkeep Investor unsecured convertible promissory notes (the “Crowdkeep Convertible Notes”). The Crowdkeep Convertible Notes have an aggregate principal amount of $1,000,000, and the interest under the Crowdkeep Convertible Notes accrues at an annual rate of 8%. The maturity date of the Crowdkeep Convertible Notes are April 17, 2026, and May 13, 2026, respectively.

Pursuant to the terms of the Convertible Notes, upon an event of default, the outstanding principal amount of the applicable Crowdkeep Convertible Note, plus accrued but unpaid interest, will become immediately due and payable in full. Events of default include failure to pay any principal or interest amounts under the Crowdkeep Convertible Notes, failure to perform covenants in the Crowdkeep Convertible Notes and certain bankruptcy and insolvency conditions of the Company. The Company may prepay all or any portion of the Crowdkeep Convertible Notes at any time. The Crowdkeep Convertible Notes are convertible, in whole or in part, into shares of Common Stock (the “Crowdkeep Conversion Shares”) at the option of the Crowdkeep Investor, at a price per share of $5.00 subject to certain equitable adjustments. The Crowdkeep Convertible Notes will automatically convert on the date that the closing price of the Common Stock is at $7.50 or above for ten (10) consecutive trading days within any consecutive thirty (30) trading day period, equal to the lesser of (i) $7.50 per share and (ii) 20% multiplied by the VWAP (calculated as set forth in the Crowdkeep Convertible Notes) for the prior consecutive thirty (30) trading day period, in each case subject to certain equitable adjustments. The Crowdkeep Note Purchase Agreements and Crowdkeep Convertible Notes include other customary terms and conditions.

The above description of the Crowdkeep Note Purchase Agreements and Crowdkeep Convertible Notes are qualified in their entirety by the text of the Form of Note Purchase Agreement and Form of Convertible Note, copies of which are attached hereto as Exhibit 10.2 and 10.3, respectively, and incorporated herein by reference.

Lock-Up Agreements

In connection with the Crowdkeep APA and the Crowdkeep Note Purchase Agreements, the Seller and the Crowdkeep Investor entered into lock-up agreements pursuant to which the Seller and the Crowdkeep Investor agreed not to effect any sale, distribution or transfer of any of the shares of Common Stock received in the transaction or any Crowdkeep Conversion Shares will be subject to transfer restrictions and restrictions against selling short or hedging the Company’s securities for a period of six (6) months following the applicable closing of the APA or the Crowdkeep Note Purchase Agreement, respectively, subject to certain limited exceptions.

The form of lock-up agreement signed by the Seller is herein referred to as the “Crowdkeep Lock-Up Agreement” and the form of lock-up agreement signed by the Investor is herein referred to as the “Crowdkeep Noteholder Lock-Up Agreement.” The Crowdkeep Lock-Up Agreement and the Crowdkeep Noteholder Lock-Up Agreement have substantially similar terms, but the Crowdkeep Lock-Up Agreement provides for distributions by the Seller to the Seller’s stockholders, pro rata based on their ownership of Seller, subject to certain conditions.

The foregoing description of the Crowdkeep Lock-Up Agreement and Crowdkeep Noteholder Lock-Up Agreement do not purport to be complete and are qualified in its entirety by the terms and conditions of the form of Crowdkeep Lock-Up Agreement and form of Crowdkeep Noteholder Lock-Up Agreement, copies of which are attached hereto as Exhibit 10.4 and Exhibit 10.5, respectively, and are incorporated herein by reference.

Appointment of Chief Strategy Officer and Senior Vice President, Finance

On May 1, 2025, Randal V. Stephenson was appointed the Company’s Senior Vice President, Finance and Chief Strategy Officer.

Equity Line of Credit

On December 2, 2024, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “White Lion Registration Rights Agreement”) with White Lion Capital, LLC (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation, to direct White Lion to purchase up to $25.0 million in aggregate gross purchase price of newly issued shares of Common Stock, subject to certain limitations and conditions as described below (the “ELOC Program”), at a purchase price equal to (i) 96.5% of the volume weighted average stock price for the three consecutive business days after a purchase notice is given, (ii) 98% of the volume weighted average stock price on the day a notice is delivered, or (iii) the lowest traded price for a given purchase date.

The Company controls the timing and amount of any sales to White Lion, which depends on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, White Lion’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s common stock. In all instances, the Company may not sell shares of its common stock under the Purchase Agreement if it would result in White Lion and its affiliate beneficially owning more than 4.99% of its outstanding voting power or shares of common stock at any one point in time, or the aggregate number of shares of common stock would not exceed 19.99% of the voting power of the issued and outstanding common.

During the three months ended March 31, 2025, the Company issued 27,498 shares of Common Stock to White Lion in payment of its commitment fee and sold 240,500 shares to White Lion under the ELOC Program for aggregate proceeds of $604,426, with the stock price of shares purchased by the White Lion ranging from $1.79 per share to $3.31 per share. The Company agreed to issue to White Lion 27,498 shares of Common Stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the condensed consolidated statement of operations and comprehensive income (loss) of the Company for the three months ended March 31, 2025. The Common Stock Purchaser has agreed that during the term of the Common Stock Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the Common Stock.

Components of Results of Operations

Sales, net

The Company recognizes revenue based on the satisfaction of distinct obligations to transfer goods and services to customers. The Company generates revenue from hardware sales and the sale of licenses and subscriptions. The Company applies a five-step approach as defined in ASC 606, “Revenue from Contracts with Customers”, in determining the amount and timing of revenue to be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a corresponding performance obligation is satisfied. Most contracts with customers are to provide distinct products or services within a single contract. However, if a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling price.

For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations. Revenue for licenses delivered under a subscription model having terms between one and twelve-months are recognized over time. Subscription revenue is generated through sales of monthly subscriptions. Customers pay in advance for the licenses and subscriptions. Revenue is initially deferred and is recognized using the straight-line method over the term of the applicable subscription period.

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

For the three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table sets forth Veea’s unaudited statements of operations data for the three months ended March 31, 2025 and 2024, respectively. Veea has prepared the three month data on a consistent basis with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, included in the Form 10-K filed with the SEC on April 15, 2025. In the opinion of Veea’s management, the unaudited three month financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	For the Three Months Ended		$	%
	March 31, 2025	March 31, 2024	Change

Revenues, net	$14,262	$16,770	$(2,508)	-15%
Cost of Goods Sold	12,330	11,984	$346	3%
Gross profit	1,932	4,786

Operating Expenses:
Product development	215,575	94,223	$121,352	129%
Sales and marketing	349,251	86,264	$262,987	305%
General and administrative	5,109,473	5,845,775	$(736,302)	-13%
Transaction costs	35,000	-	$35,000	100%
Depreciation and amortization	60,116	68,916	$(8,800)	-13%
Total operating expenses	5,769,415	(6,095,178)
Loss from operations	(5,767,483)	(6,090,392)

Other Income (Expense):
Other income, net	772	2,584	$(1,812)	-70%
Change in fair value of convertible note option liability	59,000	-	$59,000	100%
Change in fair value of warrant liabilities	420,497	-	$420,497	100%
Change in fair value of Earn-Out Share Liability	10,530,000	-	$10,530,000	100%
Other expense	2,750	(2,836)	$5,586	-197%
Interest expense	(946,484)	(456,768)	$(489,716)	107%
Total other income (expense)	10,066,535	(457,020)
Net income (loss)	$4,299,052	$(6,547,412)

Revenue, net

The Company generated revenue of $14,262 and $16,770 for the three months ended March 31, 2025 and 2024, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices. Our focus over the past several years has been on field testing and refining our product to meet customer needs as well as market developments. As a result of these efforts, we expect revenue to grow over the next several quarters through the sales of our hardware, licenses and subscriptions. We are especially focused in four principal market opportunities: 1) Digital Equity and Inclusion, 2) Energy and Sustainability solutions for Smart Buildings and Climate Smart Agriculture, 3) Convergence of Fixed, Wireless, and 5G Networks, and 4) Smart Retail and Smart Warehouses.

Cost of Goods Sold

Cost of goods sold increased by $346, or 3%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is immaterial as it is related to the costs incurred to generate our revenue earned from paid pilots for our VeeaHub® devices.

Product Development Expense

Product development expense increased by $121,352, or 129%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in product development expenses was due to increased internal development and additional costs incurred by outside contractors related to products manufactured during the period.

Sales and Marketing Expense

Sales and marketing expense increased by $262,987, or 305%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is primarily due to increased program spend to support a greater investment in our go-to-market strategies and drive revenue growth.

General and Administrative Expense

General and administrative expense decreased by $736,302, or 13%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease for the quarter is primarily related to the Company’s cost reduction measures.

Transaction costs

Transaction costs increased $35,000 in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to costs related to the Crowdkeep acquisition and the ELOC Commitment Shares.

Depreciation and Amortization

Depreciation and amortization decreased by $8,800, or 13%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to certain assets reaching the end of their useful lives.

Other income, net

Other income, net relates to immaterial non-operating transactions incurred during the period. These amounts were immaterial for the three months ended March 31, 2025 and 2024.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities is comprised of the fair value adjustment to the conversion option, Private Warrants, and earn-out shares at balance sheet date. The gain on the change in fair value of conversion note option liability of $59,000 for the three months ended March 31, 2025, was determined using a Black-Scholes option pricing model. The gain on the change in fair value of warrant liabilities of $420,497 for the three months ended March 31, 2025, was determined based on the trading value of the public warrants. The gain on the change in fair value of the Earn-Out Share Liability of $10,530,000 for the three months ended March 31, 2025, was determined using a Monte Carlo simulation. A significant driver of the changes in fair value was due to the decline in the Company’s stock price.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the three months ended March 31, 2025 and 2024.

Interest expense

Interest expense increased by $489,716, or 107%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to additional draws on our revolving line of credit.

Liquidity and Capital Resources

During the three months ended March 31, 2025 and 2024, the Company incurred operating losses of $5.7 million and $6.1 million, respectively, and had an accumulated deficit of $213.5 million as of March 31, 2025. Since its inception, the Company has incurred significant operating losses and negative cash flows. The Company expects to continue to incur net losses as it continues to grow and scale its business. As of March 31, 2025, the Company had cash of $247,341 and outstanding debt of $15.2 million, of which $750,000 was outstanding under the September 2024 Notes, $14.0 million was outstanding under the working capital facility, and $485,000 was related party debt outstanding under the NLabs 2025 Notes.

Although we have incurred recurring losses each year since our inception, we plan to fund our operations and capital funding needs through a combination of private and public equity and debt offerings, or a combination thereof, including (1) expected cash proceeds from the ELOC Program, (2) the expected cash tax refund of up to $2.0 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities (3) the anticipated refund by June 30, 2025 of up to $5.0 million of the Company’s prepayment for purchased inventory and (4) potential additional investments in the form of debt or equity to fund operating deficits from existing investors, including related parties, which may include the Company’s CEO and his affiliates. The Company expects it will be able to fund its operations over the next twelve months and has a reasonable basis to believe it has alleviated substantial doubt regarding its ability to continue as a going concern. Since January 1, 2025, the Company has received $826,000 in additional loans from related parties and $1.0 million of loans from unrelated parties in connection with the consummation of the acquisition of Crowdkeep. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

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

Adjusted EBITDA

The primary financial measure we use is Adjusted EBITDA. EBITDA is defined as net (loss) income, before interest, taxes, depreciation, and amortization. We define Adjusted EBITDA as net (loss) income excluding income tax provision, interest expense, net of interest income from related party loans, depreciation and amortization, stock-based compensation expense, and non-core expenses/losses (gains), including transaction-related costs, litigation-related costs, management fees, changes in fair value of liabilities, change in fair value of earn-out share liabilities and other expense, which includes asset impairments. Our management uses this measure internally to evaluate the performance of our business and this measure is one of the primary metrics by which our internal budgets are based. We exclude the above items as some are non-cash in nature, and others are non-recurring that they may not be representative of normal operating results. This non-GAAP financial measure adjusts for the impact of items that we do not consider indicative of the operational performance of our business. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared and presented in accordance with GAAP.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
ADJUSTED EBITDA:
Net income (loss)	$4,299,052	$(6,547,412)
Adjustments:
Interest expense	946,484	456,768
Depreciation and amortization	60,116	68,916
EBITDA	5,305,651	(6,021,728)
Change in fair value of conversion note option liability	(59,000)	-
Change in fair value of warrant liabilities	(420,497)	-
Change in fair value of Earn Out Shares Liability	(10,530,000)	-
Share-based compensation	50,000	62,670
Transaction costs	35,000	-
ADJUSTED EBITDA	$(5,618,846)	$(5,959,058)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business. We are not currently a party to any actions, claims, suits or other legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors

We are a smaller reporting company and accordingly we are not required to provide information required by this Item. Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on April 15, 2025 (“2025 Form 10-K”). There have been no material changes to the disclosures relating to this item from those set forth in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

Trading Plans

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated as of May 13, 2025, by and between, Veea Inc., and Crowdkeep, Inc. (incorporated by reference to Exhibit 10.1 of the Current Form on Form 8-K filed by Veea Inc. with the SEC on May 19, 2025)
10.2	Form of Note Purchase Agreement. (incorporated by reference to Exhibit 10.2 of the Current Form on Form 8-K filed by Veea Inc. with the SEC on May 19, 2025)
10.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.3 of the Current Form on Form 8-K filed by Veea Inc. with the SEC on May 19, 2025)
10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 of the Current Form on Form 8-K filed by Veea Inc. with the SEC on May 19, 2025)
10.5	Form of Noteholder Lock-Up Agreement (incorporated by reference to Exhibit 10.5 of the Current Form on Form 8-K filed by Veea Inc. with the SEC on May 19, 2025)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEEA INC.

By:	/s/ Allen Salmasi
Allen Salmasi
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 20, 2025

By:	/s/ Janice Smith
Janice Smith
Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: May 20, 2025