Form 10-Q
period 2025-06-30
VEEA INC.
filed 2025-08-19
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 14, 2025, there were 50,182,879 shares of the registrant’s common stock outstanding and 11,640,502 warrants outstanding.

VEEA INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash	$238,008	$1,685,633
Receivables, net	48,230	84,655
Inventory, net	9,412,074	7,459,240
Prepaid and other current assets	5,541,271	5,649,594
Total current assets	15,239,583	14,879,122

Property and equipment, net	137,224	210,629
Goodwill	5,233,499	4,779,625
Intangible assets, net	7,721,559	786,061
Investments	235,737	235,596
Other assets	34,451	202,862
TOTAL ASSETS	$28,602,053	$21,093,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Revolving line of credit	$14,000,000	$12,700,000
Accounts payable	4,149,154	1,290,824
Accrued expenses	1,852,620	1,911,722
Related party liabilities	3,952,424	3,657,600
Share issuance liability	-	250,000
Deferred payables, current	2,257,457	204,445
Notes payable	1,762,415	-
Convertible note payable, current	1,000,000
Related party notes	2,626,000	-
Other current liabilities	-	121,579
Total current liabilities	31,600,070	20,136,171

Convertible note payable, net	438,432	37,316
Conversion option liability	270	60,000
Warrant liability	735,870	840,995
Earn-out Share Liability	6,760,000	15,560,000
Deferred payables	-	1,484,238
TOTAL LIABILITIES	39,534,642	38,118,720

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 551,000,000 shares authorized; and 40,926,445 and 36,202,798 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4,094	3,621
Additional paid-in capital	209,682,257	200,667,682
Accumulated deficit	(220,942,324)	(217,830,518)
Accumulated other comprehensive income	323,384	134,391
TOTAL STOCKHOLDERS’ DEFICIT	(10,932,589)	(17,024,825)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,602,053	$21,093,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Sales, net	$72,927	40,811	87,168	57,581
Cost of goods sold	4,587	30,706	5,150	42,680
Gross profit	68,340	10,105	82,018	14,901

Operating Expenses:
Product development	53,417	701,946	171,068	796,169
Sales and marketing	40,515	292,140	389,766	378,404
General and administrative, net	4,750,744	5,785,051	9,987,637	11,102,408
Depreciation and amortization	144,607	68,465	204,663	137,381
Total operating expenses	4,989,283	6,847,602	10,753,134	12,414,362
Loss from operations	(4,920,943)	(6,837,497)	(10,671,116)	(12,399,461)

Other income (expense):
Other income, net	461	10,075	1,233	12,659
Change in fair value of convertible note option liability	730	-	59,730	-
Change in fair value of warrant liabilities	(315,373)	-	105,124	-
Change in fair value of Earn-out Share Liability	(1,730,000)	-	8,800,000	-
Other expense	(12,635)	(6,474)	(27,196)	(9,310)
Interest expense	(433,098)	(444,174)	(1,379,581)	(900,952)
Total other income (expense)	(2,489,915)	(440,573)	7,559,310	(897,603)

Net loss	$(7,410,858)	(7,278,070)	(3,111,806)	(13,297,064)
Net loss per share:
Basic	$(0.19)	(0.34)	(0.08)	(0.64)
Diluted	$(0.19)	(0.34)	(0.08)	(0.64)

Weighted-average common stock outstanding used in per share amounts:
Basic	38,813,663	21,327,643	37,621,401	20,926,336
Diluted	38,813,663	21,327,643	37,621,401	20,926,336

Other comprehensive income (loss):
Foreign currency translation adjustment	168,562	122,722	188,993	488,103
Comprehensive loss	$(7,242,296)	(7,155,348)	(2,922,813)	(12,808,961)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, March 31, 2025	36,541,882	$3,654	$201,697,085	$(213,531,466)	$154,802	$(11,675,924)
Stock based compensation			389,913			389,913
Common stock issued upon exercise of stock options	(6,143)	(1)	1			-
Common stock issued upon vesting of RSUs	60,850	6	(6)			-
Common stock issued upon draw on the equity line of credit	117,500	13	232,328			232,340
Common stock issued as consideration for Crowdkeep	4,065,689	407	6,829,951			6,830,358
Common stock issued for services	100,000	10	182,990			183,000
Settlement of convertible note agreement for shares issued	46,667	5	349,995			350,000
Cumulative translation adjustment					168,582	168,582
Net loss				(7,410,858)		(7,410,858)
Balance, June 30, 2025	40,926,445	$4,094	$209,682,257	$(220,942,324)	$323,384	$(10,932,589)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, March 31, 2024	21,321,870	2,133	171,571,341	(176,301,744)	(295,973)	(5,024,243)
Series A-2 Preferred Stock Issuances, net of transaction costs	7,297		54,725			54,725
Conversion of vendor payable to Series A-2 Preferred Stock	17,198	2	128,983			128,985
Common stock issued upon exercise of stock options	10,748	1	25,483			25,484
Stock based compensation for stock options			272,179			272,179
Foreign currency translation (loss)					122,722	122,722
Net loss				(7,278,070)		(7,278,070)
Balance, June 30, 2024	21,357,113	$2,136	$172,052,711	$(183,579,814)	$(173,251)	$(11,698,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2024	36,202,798	$3,621	$200,667,682	$(217,830,518)	$134,391	$(17,024,824)
Stock based compensation			439,913			439,913
Common stock issued upon exercise of stock options	18,277	2	9			11
Common stock issued upon vesting of RSUs	60,850	6	-6			-
Common stock issued upon draw on the equity line of credit	358,000	36	836,730			836,766
Common stock issued as compensation for equity line of credit commitment fee	27,498	3	24,997			25,000
Common stock issued as consideration for Crowdkeep	4,065,689	407	6,829,951			6,830,358
Common stock issued for services	100,000	10	182,990			183,000
Settlement of convertible note agreement for shares issued	93,333	9	699,991			700,000
Cumulative translation adjustment					188,933	188,993
Net loss				(3,111,806)		(3,111,806)
Balance, June 30, 2025	40,926,445	$4,094	$209,682,257	$(220,942,324)	$323,384	$(10,932,589)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2023	19,635,912	$1,964	$159,475,010	$(170,282,750)	$(661,354)	$(11,467,130)
Series A-2 Preferred Stock Issuances, net of transaction costs	1,682,799	168	12,009,964			12,010,132
Conversion of vendor payable to Series A-2 Preferred Stock	27,654	3	207,405			207,408
Common stock issued upon exercise of stock options	10,748	1	25,483			25,484
Stock based compensation for stock options			334,849			334,849
Foreign currency translation (loss)					488,103	488,103
Net loss				(13,297,064)		(13,297,064)
Balance, June 30, 2024	21,357,113	$2,136	$172,052,711	$(183,579,814)	$(173,251)	$(11,698,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,111,806)	$(13,297,064)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	204,663	137,379
Amortization of debt issuance costs	851,116	-
Impairment loss on investment	-	(698)
Change in fair value of convertible note option liability	(59,730)	-
Change in fair value of warrant liabilities	(105,124)	-
Change in fair value of Earn-out Share Liability	(8,800,000)	-
Share based vendor payments	208,000
Share based compensation	439,913	334,774
Unrealized foreign currency transaction (gain) loss	(150,216)	643,851
Amortization of operating lease right of use assets	117,365	253,345
Changes in operating assets and liabilities:
Receivables	36,785	823
Inventories	(572,256)	(567,461)
Prepaid and other current assets	123,913	(4,924,290)
Other assets	53,534	-
Accounts payable	3,262,831	1,273,686
Accrued expenses	(12,042)	806,691
Accrued interest	-	609,989
Other current liabilities	569,488	-
Operating lease payments	(121,579)	(265,034)
Net cash used in operating activities	(7,065,145)	(14,994,009)
Cash flows from investing activities
Purchase of property and equipment	(1,079)	(32,997)
Purchase of intangible assets and trademarks	(158,464)	(100,315)
Net cash used in investing activities	(159,543)	(133,312)
Cash flows from financing activities
Proceeds from revolving line of credit	1,300,000	-
Proceeds from related party notes	2,626,000	-
Proceeds from issuance of convertible notes	1,000,000
Proceeds from the issuance of shares under equity line of credit facility	836,766	-
Proceeds from the issuance of Series A-2 preferred stock, net of transaction costs	-	9,961,356
Proceeds from exercise of stock options	11	25,484
Net cash provided by financing activities	5,762,777	9,986,840

Effect of exchange rate changes on cash	14,286	-

Net decrease in cash and cash equivalents	(1,447,625)	(5,140,481)
Cash and cash equivalents at beginning of year	1,685,633	6,010,075
Cash and cash equivalents at end of year	$238,008	$869,594

Non-cash activities
Crowdkeep asset acquisition	$6,957,456	-
Settlement of convertible notes for shares issued	$700,000	-
Issuance on Series A-2 preferred stock in exchange for Investor Deposits	$-	$2,048,776

Conversion of vendor payable to Series A-2 Preferred Shares	$-	$207,406

Supplemental cash flow information
Interest paid	427,782	317,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

1 - DESCRIPTION OF BUSINESS

The Company is dedicated to simplifying the journey towards creating a world in which virtually everyone and everything is intelligently connected, while bringing applications and artificial intelligence to the edge of the network. Most service providers, equipment suppliers, system integrators and even hyperscalers have adopted or advocated for similar solutions to various degrees either independently or in collaboration with the Company. However, to our knowledge, we are the first to market with patented technologies that (a) bring virtualized data center capabilities to the far edge of the network, commonly referred to as the Device Edge, where all wired and wireless devices connect to the network, (b) spawns hyperconvergence of computing, multiaccess communications and storage, (c) provides for Cloud-managed applications at the Edge (“Hybrid Edge-Cloud Computing”), and (d) enables machine learning with AI training, inferencing, and agentic AI at the edge (“Edge AI”) including AI-driven cybersecurity for heterogenous networks. Such networks have given rise through any combination of our developed devices and third-party devices, with CPUs, GPUs, TPUs, DPUs and/or NPUs, that run on the VeeaONE platform’s software stack. Our end-to-end edge-cloud platform is referred to as VeeaONETM (“VeeaONE”) platform.

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented secured docker containers, together with a Wi-Fi Access Point with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules. With an extensive patent portfolio of 123 granted patents and 32 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

VeeaONE platform’s products, applications, and services with a distributed computing architecture, offered as a Platform-as-a-Service capability, empowering companies to capitalize on the transformative potential of Edge AI, where most of the data from smartphones, tablets, laptops, cameras, sensors, and other devices is generated, with data privacy and sovereignty, reliability, low latency for real-time decisions, bandwidth efficiency, scalability, and reduced costs compared to alternatives.

VeeaHub products, about the size of a typical Wi-Fi Access Point, are offered in variety of form factors with different capabilities for indoor and outdoor coverage and are both locally- and cloud-managed. VeeaONE architecture and business model, VeeaHub and third-party devices on VeeaONE platform with Hybrid Edge-Cloud Computing and AI-enabled applications and services.

The VeeaONE platform offers an alternative to cloud computing by enabling the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. The benefits include optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, as well as “always-on” availability for mission critical applications, and contextual awareness for people, devices and things connected to the Internet.

Our products and services have been deployed across multiple countries and industries; however, we are focused on high-growth market segments such as fixed-line or 5G-based fixed wireless broadband access, and subscription-based managed Wi-Fi for unserved and underserved communities. In both cases, broadband or Internet connectivity services are offered with a variety of Edge applications and value-added services, including advanced AI-driven cybersecurity, through Mobile Network Operators, Multiple System Operators, Internet Service Providers and other types of Managed Service Providers. The industrial applications include climate smart buildings, smart farming with precision agriculture, smart warehouses and smart retail as cloud-managed converged private networks.

Gartner recognized the innovativeness and capabilities of the platform by naming the Company a Leading Smart Edge Platform in 2023 and Cool Vendor in Edge Computing in 2021. Market Reports World in its research report published in October 2023 named the Company as one of the top 10 Edge AI solution providers alongside of IBM, Microsoft, Amazon Web Services and others.

Private Veea was founded in 2014 by Allen Salmasi, our Chief Executive Officer and a pioneering wireless technology leader. Mr. Salmasi helped to drive industry transformation through his contributions to the development of CDMA/TDMA-based OmniTRACS, the largest mobile satellite messaging and position reporting system with integrated IoT solutions during the 1980s and 1990s; CDMA-based 2G/3G technologies and products at Qualcomm in 1990s; OFDMA-based 4G technologies and products at NextWave during the 2000s, and hyper-converged edge computing and communications during the 2010s; and beyond with the Company.

The Company has six wholly owned subsidiaries, VeeaSystems Inc., formerly known as Veea Inc. a Delaware corporation, (“Private Veea”), Veea Solutions Inc., a Delaware corporation, VeeaSystems Development Inc., formerly known as Veea Systems Inc., a Delaware corporation, Veea Systems Ltd., a company organized under the laws of England and Wales, VeeaSystems SAS, a French simplified joint stock company and VeeaSystems CK Inc., a Delaware corporation; and one majority owned subsidiary, VeeaSystems Mexico, S. de R.L. de C.V., a limited capital company organized under the laws of Mexico (“VeeaSystems MX”). VeeaSystems MX is 95% owned by VeeaSystems Inc., and due to local law requirements, the remaining 5% is held by the Company’s CEO. The Company is headquartered in New York City with offices in the United States, Mexico and Europe.

2 - LIQUIDITY AND MANAGEMENT’S PLAN

During the three months ended June 30, 2025 and 2024, the Company incurred operating losses of $4.9 million and $6.8 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company incurred operating losses of $10.7 million and $12.4 million, respectively, and had an accumulated deficit of $220.9 million as of June 30, 2025. Since its inception, the Company has incurred significant operating losses and negative cash flows. The Company expects to continue to incur net losses as it continues to grow and scale its business. As of June 30, 2025, the Company had cash of $238,008 and outstanding debt of $20.2 million, of which $750,000 was outstanding under the September 2024 Notes (as defined below), $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $14.0 million was outstanding under the working capital facility, $2,626,000 was related party debt outstanding under the NLabs 2025 Notes (as defined below), and $1.8 million was outstanding under a notes payable with an inventory vendor.

Although the Company has had recurring losses each year since inception, the Company plans to fund its operations and capital funding needs for the next 12 months through a combination of private and public equity and debt offerings, or a combination thereof, including (1) ) cash proceeds of approximately $6.0 million from the Offering (as defined below), (2) the ELOC Program (as defined below)(3) the expected cash tax refund of up to $1.0 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities, and (4)) potential additional investments in the form of debt or equity to fund operating deficits from existing and/or new investors, including related parties, which may include the Company’s CEO and his affiliates. The Company has a reasonable basis to believe it has alleviated substantial doubt regarding its ability to continue as a going concern. Since January 1, 2025, the Company has received approximately $3.2 million in additional loans from related parties and $1.0 million in loans from unrelated parties in connection with the consummation of the acquisition of Crowdkeep. See Note 13 for additional information. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

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

The condensed consolidated balance sheet as of June 30, 2025, has been derived from the unaudited consolidated financial statements at that date, but does not include all disclosures, including notes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2024.

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

Segment Information

The Company operates as a single operating segment. The chief operating decision maker is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment. The majority of the Company’s assets as of June 30, 2025 and December 31, 2024, were attributable to its U.S. operations. For the three months ended June 30, 2025, one customer accounted for more than 10% of the Company’s consolidated revenues. For the six months ended June 30, 2025, two customers accounted for more than 10% of the Company’s consolidated revenues. The Company’s long-lived assets are based on the physical location of the assets.

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

In November 2024, the FASB issued ASU No. 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. The additional disclosures under this update include (1) disclosing the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) that are included in each relevant expense caption, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

4 - ACQUISITION

On May 13, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) with Crowdkeep, Inc., a Delaware corporation (the “Seller”), pursuant to which, the Company acquired (the “Crowdkeep Closing”), certain assets of Seller relating to Seller’s IoT technology platform business (the “Crowdkeep Assets”), free and clear of any liens other than certain specified liabilities of Seller that were assumed (the “Crowdkeep Liabilities”). In consideration for the acquisition, the Company issued 4,065,689 shares of its Common Stock (the “Purchase Price”).

The transaction was accounted for as an asset acquisition, as the Company determined that substantially all of the fair value was concentrated in a single identifiable intangible asset, proprietary technology, and therefore applied a model consistent with asset acquisition accounting. The total purchase consideration of $6,957,456 was comprised of equity consideration of $6,830,358 based on the number of shares issued at the closing share price, and direct acquisition-related costs for legal and advisory of approximately $127,098, the total of which was allocated to the acquired assets on a relative fair value basis. Because this was not a business combination, no goodwill was recognized.

The transaction was considered a related party transaction due to the involvement of a Company board member who was also the CEO and shareholder of Crowdkeep. The Company established a special committee of the Board comprised of independent members of the Board, that evaluated and approved the transaction, concluding that the terms were commercially reasonable and negotiated at arm’s length.

The patented technology which is recorded as part of intangible assets, net in the condensed consolidated balance sheet, will be amortized over its estimated useful life of 10 years.

5 - REVERSE RECAPITALIZATION

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

6 - BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	June 30, 2025	December 31, 2024
Inventory	$8,014,752	$7,377,966
Inventory allowance	(904,653)	(904,653)
Consigned parts	2,301,975	985,927
Total	$9,412,074	$7,459,240

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$705,726	$702,122
Computer equipment	337,340	327,166
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,433,808	1,420,030
Less - Accumulated depreciation	(1,296,584)	(1,209,401)
Total property and equipment net	$137,224	$210,629

Depreciation expense for the three months ended June 30, 2025 and 2024, totaled $36,335 and $54,000, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024, totaled $77,391 and $109,000, respectively.

7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the six months ended June 30, 2025 and 2024:

June 30, 2025
Balance at December 31, 2024	$4,779,625
Foreign exchange transactions	453,874
Balance at June 30, 2025	5,233,499

June 30, 2024
Balance at December 31, 2023	$4,797,078
Foreign exchange transactions	(3,929)
Balance at June 30, 2024	4,793,149

Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2025
	Amortization Period	Costs as of December 31, 2024	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,551,468	$158,464	-	7,709,932	(6,803,650)	-	$906,282
Proprietary technology	10 years	-	6,904,306	-	6,904,306	(89,029)	-	6,815,276
Intangible assets, net		7,551,468	7,062,770	-	14,614,238	(6,892,679)	-	7,721,559

	As of December 31, 2024
	Amortization	Costs as of January 1,			Ending	Accumulated	Accumulated	Net Book
	Period	2024	Additions	Disposals	Costs	Amortization	Impairment	Value
Patents	15 years	$7,332,227	$219,241	$-	$7,506,485	$(6,765,407)	$-	$786,061
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Intangible assets, net		$12,347,921	$219,241	$-	$12,552,179	$(10,320,191)	$(1,460,910)	$786,061

Intangible assets primarily consist of proprietary technology, patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years and the proprietary technology associated with the Crowdkeep Transaction, as defined below, has an estimated remaining useful life of 10 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the six months ended June 30, 2025 and 2024, there were no events that necessitated additional impairment of intangible assets.

Intangible asset amortization expense for the three months ended June 30, 2025 and 2024, totaled $108,272 and $14,000, respectively. Intangible asset amortization expense for the six months ended June 30, 2025 and 2024, totaled $127,272 and $28,000, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of June 30, 2025
Remainder of 2025	$373,230
2026	740,335
2027	740,335
2028	742,152
2029	740,335
Thereafter	4,385,172
$7,721,559

8 - DEBT

Total outstanding debt of the Company is comprised of the following, including convertible notes:

June 30, 2025	Principal	Debt Discount	Total
Revolving Loan Facility	$14,000,000	$-	$14,000,000
Convertible note payable, current	1,000,000	-	1,000,000
Convertible note payable, net	750,000	(311,568)	438,432
Notes payable	1,762,415	-	1,762,415
Total	$17,512,415	(311,568)	$17,200,847

December 31, 2024	Principal	Debt Discount	Accrued Interest	Total
Revolving Loan Facility	$12,700,000	$-	$-	$12,700,000
Convertible note payable	1,200,000	(1,102,684)	-	97,316
Total	$13,900,000	$(1,102,684)	$-	$12,797,316

Revolving Loan Facility

In June 2021, Private Veea entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”) with First Republic Bank, which was subsequently acquired by JPMorgan Chase, (the “Bank”) providing up to $14.0 million of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. Private Veea was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, Private Veea issued common stock warrants (the “Related Party Common Stock Warrants”) to NLabs, a principal shareholder of the Company and affiliate of Allen Salmasi (“NLabs”), in consideration for the CEO’s guaranteeing the advances. See Note 12 for further information. In December 2023, Private Veea repaid $5,000,000 of the principal balance of the Loan. Following the acquisition of First Republic, the Loan was transferred to the Bank. There were no borrowings during the three months ended June 30, 2025, and $1.3 million of borrowings during the six months ended June 30, 2025. As of June 30, 2025, the outstanding principal amount of the Loan was $14.0 million, and there is no availability to borrow additional funds.

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

The Company and VeeaSystems Inc. (“VeeaSystems”) are co-borrowers under each September 2024 Note (together, the “Borrowers”) and are jointly responsible for the obligations to each Investor thereunder. Each September 2024 Note has a maturity date of 18 months after the Financing Closing but is prepayable in whole or in part by the Borrowers at any time without penalty. The outstanding obligations under each September 2024 Note accrues interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest is only payable upon the maturity date of the September 2024 Note as long as there is no event of default thereunder. Each September 2024 Note is unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes and the Note Purchase Agreements do not include any operational or financial covenants for the Borrowers. Each September 2024 Note includes customary events of default including, without limitation, failure to pay amounts due on the maturity date, failure to otherwise comply with the Borrowers’ covenants or for Borrower insolvency events, in each case, with customary cure periods. Upon an event of default, the Investor may accelerate all obligations under its September 2024 Note and the Borrowers will be required to pay for the Investor’s reasonable out-of-pocket collection costs.

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

The Conversion Shares were initially subject to a lock-up for a period of 6 months after the Financing Closing. The Transferred Shares were not subject to any lock-up restrictions, but for a period of 6 months after the Closing they were separately designated by the Transfer Agent and kept as book entry shares on the Transfer Agent’s records and were not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provided such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note would automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares would be extended for an additional 6 months to 12 months after the Financing Closing. As of June 30, 2025, $700,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer.

The Company reviewed the conversion feature granted in the notes under ASC 815, “Derivatives and Hedging” (“ASC 815”), and concluded that the conversion price was based on a variable (enterprise value) that was not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 - 40 and is therefore considered a conversion option liability that should be bifurcated from the debt host. As the fair value of the conversion option liability exceeded the net proceeds received, in accordance with ASC 470-20, the Company recorded the conversion option liability at fair value with the excess of the fair value over the net proceeds received recognized as a loss in earnings. See Note 15 for further information.

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

9 - INVESTMENTS

The Company accounts for its private company investments without readily determinable fair values under the cost method. These investments, for which the Company is not able to exercise significant influence over any one individual investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investments would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. Any adjustments to the carrying values are recognized in other income, net in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company performed the qualitative assessment for impairment of its investments. Based on this qualitative assessment, impairment indicators were present for one of its investments; therefore, the company performed an analysis to estimate its fair value and recognized an impairment loss of $216,278. As of June 30, 2025, there were no indicators of impairment. The carrying value of the Company’s private company investments was $235,737 as of both June 30, 2025 and December 31, 2024. These investments, which do not have a stated contractual maturity date, were classified as Investments on the Company’s consolidated balance sheets.

10 - STOCKHOLDERS’ EQUITY

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

During the three and six months ended June 30, 2025, the Company received $232,340 and $836,766, respectively, in proceeds and issued 117,500 and 358,000 shares, respectively, of Common Stock, pursuant to the ELOC Program.

The Company agreed to issue to White Lion shares of Common Stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the condensed consolidated statement of operations and comprehensive income (loss) during the six months ended June 30, 2025. The Common Stock Purchaser has agreed that during the term of the Common Stock Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the Common Stock. Further, the Common Stock Purchase Agreement provided for the issuance of additional Commitment Shares to the Common Stock Purchaser if the Company failed to sell at least $1,000,000 in gross proceeds to the Common Stock Purchaser by the sixth-month anniversary of signing of the Common Stock Purchase Agreement. The Company and the Common Stock Purchaser amended the Common Stock Purchase Agreement effective of June 2, 2025 (the “ELOC Amendment”) to provide for (i) an extension of the time period to December 15, 2025 and (ii) an increase the gross proceeds sold under the Common Stock Purchase Agreement to $1,250,000. If the Company fails to sell such amount of, the number of additional Commitment Shares would be equal to $50,000 divided by the volume weighted average stock price of the Common Stock 10 days prior to December 15, 2025.

11 - STOCK INCENTIVE PLANS

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

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of Common Stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represented 10% of the aggregate number of shares of the Common Stock outstanding immediately after the Closing plus the number of shares of Common Stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of June 30, 2025, the Company had approximately 429,724 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 1,070,603 shares of Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represented 3% of the aggregate number of shares of Common Stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase Common Stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Common Stock on either the offering date or on the purchase date. As of June 30, 2025, there have not yet been any offering periods available to purchase Common Stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediate prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of Common Stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant. The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the six months ended June 30, 2025 and 2024, respectively, the weighted average estimated fair value using the Black-Scholes option pricing model was $1.04 and $0.55 per option, respectively.

Stock Options

Stock option activity under the Plan was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	3,790,702	$1.04	5.98
Granted	178,937	1.64	-
Exercised	(477)	-	-
Forfeited / Expired	(33,055)	1.80	-
Outstanding at June 30, 2025	3,936,107	$3.60	8.5
Exercisable at June 30, 2025	3,806,983	3.66	8.46

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach. The assumptions used to calculate the fair value of the options granted during the six months ended June 30, 2025, were as follows:

June 30, 2025
Stock Price	$1.64
Expected term (years)	5.0
Volatility	75%
Risk-Free Rate	3.86%

Stock compensation expense related to the common stock options outstanding for the six months ended June 30, 2025 and 2024, was $158,257 and $334,774, respectively, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Total unrecognized expense related to unvested options outstanding as of June 30, 2025, was $179,076 which will be recognized over a weighted average period of 2.43 years.

Restricted Stock Units

RSU activity under the Plan was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	695,034	1.60
Vested	(60,852)	1.60
Forfeited	(3,581)	1.60
Unvested at June 30, 2025	630,603	$1.60

Stock compensation expense related to the RSUs for the six months ended June 30, 2025 was $281,655 which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). There were no RSUs granted during the six months ended June 30, 2024. Total unrecognized expense related to unvested RSUs as of June 30, 2025, was $824,670 which will be recognized over a weighted average period of 0.8 years.

12 - WARRANTS

As part of Plum’s initial public offering (“IPO”), Plum issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Plum completed the private sale of warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) where each Private Placement Warrant allows the holder to purchase one share of the Common Stock at $11.50 per share. At June 30, 2025, there were 6,384,326 Public Warrants and 5,256,218 Private Placement Warrants outstanding.

The Public Warrants become exercisable at per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

The Company continues to recognize the Private Placement Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations and comprehensive income (loss) at each reporting period until they are exercised. As of June 30, 2025, the Private Placement Warrants are presented within warrants on the condensed consolidated balance sheet.

Private Veea Warrants

Upon the closing of the Business Combination, the Related Party Common Stock Warrants were exercised in whole, on a net basis, for 3,880,000 shares of common stock of Private Veea at a conversion price of $0.01 per share for an aggregate purchase price of $38,800. A total of 21,798 shares of common stock were surrendered in payment of the purchase price.

In connection with the Business Combination, Private Veea’s outstanding equity-classified Preferred stock warrants were exchanged for common stock warrants of the Company (each an “Exchanged Warrant”) to purchase a number of shares of Common Stock, after adjustment for anti-dilutive shares, equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Preferred Stock warrant immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Preferred Stock warrant immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. On November 6, 2024, the warrant holder exercised warrants to purchase 79,654 shares of Common Stock at an exercise price of $0.05 per share for an aggregate purchase price of $3,983. The outstanding Exchanged Warrants are exercisable at the option of the holder until September 28, 2028, for an exercise price of $10.19 per share. As of June 30, 2025, there are 159,307 Exchanged Warrants outstanding.

13 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 33% of the Company’s outstanding capital stock at December 31, 2024, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $122,400 for each of the six months ended June 30, 2025 and 2024, which was classified as general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s condensed consolidated balance sheets was $1,836,000 as of June 30, 2025 and $1,713,600 as of December 31, 2024.

In April 2017, Private Veea entered into a lease agreement with 83rd Street LLC to lease office space for an initial term of two years. The sole member of 83rd Street LLC is the Salmasi 2004 Trust. At December 31, 2024, the Salmasi 2004 Trust held approximately 8% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust. In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $144,000 for each of the six months ended June 30, 2025, which is classified as general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s condensed consolidated balance sheets was $2,088,000 and $1,944,000 as of June 30, 2025 and December 31, 2024, respectively.

Related Party Debt

At the Closing of the Business Combination, promissory notes evidencing loans made by NLabs to the Company from 2021 through the Closing (the “Related Party Notes”) in the aggregate amount, including accrued interest, of $15,739,897, were converted into shares of Common Stock at a price of $5.00 per share, which shares were not considered Existing Veea Shares and were in addition to the shares of Common Stock issued to holders of Existing Veea Shares. See Note 4 for further information regarding the conversion of the Related Party Notes.

During the six months ended June 30, 2025, NLabs made loans to the Company in the aggregate principal amount of $2,626,000. Subsequent to June 30, 2025, NLabs made additional loans to the Company in the aggregate principal amount of $550,000. (collectively, the “NLabs 2025 Notes”). Interest on the loans accrue at a rate of 10% per annum, calculated on the basis of a 365-day year. Accrued interest on the NLabs 2025 Notes through June 30, 2025 was $28,432. The Company satisfied the payment of the outstanding NLabs 2025 Notes, plus accrued interest, in the aggregate amount of approximately $3,239,096, with the issuance of approximately 3,239,096 shares of Common Stock with accompanying common warrants issued in the Offering, based on the assumed offering price of $1.00 per share. See Note 15 for additional information.

14 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of June 30, 2025, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

Leases

The Company leases office space in the U.S., including office space from related parties as disclosed in Note 13. These leases expire at various dates through 2025. Under the terms of the various lease agreements, the Company may bear certain costs such as maintenance, insurance and taxes. Lease agreements may provide for increasing rental payments at fixed intervals. The Company’s CEO has guaranteed the obligations under the office space leased in New Jersey. The Company also leases offices in the United Kingdom, France, and Mexico under short-term arrangements of twelve months or less.

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

Other Commitments

In connection with the Business Combination, the Company agreed to pay certain legal expenses contingent upon the closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of June 30, 2025, the amount of the deferred fees totaled $2,257,457, recorded in deferred payables, current in the condensed consolidated balance sheet.

15 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

Warrant liability

The Company’s initial value of the warrant liability was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and classified as level 3. The subsequent measurement of the Private Warrants is classified as Level 2 because these warrants are economically equivalent to the Public Warrants, based on the terms of the Private Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value. During the six months ended June 30, 2025, there were no transfers amongst level 1, 2, and 3 values during the period.

The conversion feature of the Convertible Promissory Notes is measured at fair value using a Monte Carlo model that fair values the conversion option.

The following table presents fair value information as of June 30, 2025 and December 31, 2024, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2025	Total	Level 1	Level 2	Level 3
Private warrant liability	$735,870	$-	$735,870	$-
Convertible note option liability	270	-	-	270
Earn-out share liability	6,760,000	-	-	6,760,000
Total	$7,496,140	-	735,870	6,760,270

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Money Market Funds	$-	$-	$-	$-
Liabilities
Private warrant liability	840,994	-	840,994	-
Convertible note option liability	60,000	-	-	60,000
Earn-out Share Liability	15,560,000	-	-	15,560,000
Total	$16,460,994	-	840,994	15,620,000

Convertible Note Option Liability

The Company established the initial fair value for the convertible note option liability as of September 13, 2024, which was the date the Convertible Note was executed. As of June 30, 2025, the fair value was remeasured using an option pricing model. The option pricing model was used to value the convertible note option liability for the initial periods and subsequent measurement periods.

The convertible note option liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model for the convertible note option liability were as follows:

	June 30, 2025	December 31, 2024
Stock Price	$1.83	$3.81
Expected term (years)	0.70	1.2
Volatility	95%	75.0%
Risk-Free Rate	4.16%	4.18%
Interest rate	6.45%	6.49%

Six months ended June 30, 2025
Balance, beginning of period	$60,000
Change in fair value	(59,730)
Balance, end of period	$270

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

The following table presents the changes in fair value of the earn-out liability:

Six months ended June 30, 2025
Balance, beginning of period	$15,560,000
Change in fair value	(8,800,000)
Balance, end of period	$6,760,000

The key inputs for the Earn-out Share Liability were as follows:

	June 30, 2025	December 31, 2024
Stock Price	$1.83	$6.5
Expected term (years)	9.2	10
Volatility	80%	75.0%
Risk-Free Rate	4.19%	3.81%

16 - EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the six months ended June 30, 2025 and 2024, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Numerator:
Net loss attributable to common shareholders	$(7,410,858)	(7,278,070)	$(3,111,806)	$(13,297,064)
Denominator:
Weighted-average common shares outstanding	38,813,663	21,327,643	37,621,401	20,926,336
Net loss per share – basic:	(0.19)	(0.34)	$(0.08)	$(0.64)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	(7,410,858)	(7,278,070)	(3,111,806)	(13,297,064)
Denominator:
Weighted-average common stock outstanding	38,813,663	21,327,643	37,621,401	20,926,336
Stock options, RSUs, warrants, Earn-Out Liability, and convertible notes outstanding to purchase shares of common stock	-	-	-	-
Total common and common equivalent shares outstanding	38,813,663	21,327,643	37,621,401	20,926,336
Net loss per share – diluted:	(0.19)	(0.34)	$(0.08)	$(0.64)

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options outstanding to purchase shares of common stock and RSUs	4,299,028	-	4,222,367	-
Public and Private Warrants	11,799,851	-	11,799,851	-
Convertible Notes	184,531	-	92,265	-

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earn-Out Liability	4,500,000	-	4,500,000	-

17 - EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the six months ended June 30, 2025 and 2024, totaled $37,240 and $77,697, respectively. A total of $202,050 is reflected in accrued expenses in the condensed consolidated balance sheet for matching contributions accrued but not yet paid.

18 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2025, the date of these financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the six months ended June 30, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below:

Public Offering

On August 14, 2025, the Company closed a public offering to purchase up to 9,189,096 shares of common stock and warrants to purchase up to 9,189,096 shares of common stock at a combined offering price of $1.00 per share and accompanying warrant (the “Offering”). The Company received aggregate cash gross process of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The warrants have an exercise price of $1.10 per share, are exercisable immediately and will expire five years from the original issuance date. Included in the aggregate securities issued are 3,239,096 shares of common stock and accompanying warrants that were issued to NLabs in consideration and satisfaction of the NLabs 2025 Notes. The Company intends to use the net proceeds from the Offering for investments in inventory and the Company’s customer support infrastructure and for other working capital and general corporate purposes.

Supply Agreement

On August 7, 2025, VeeaSystems Inc., a Delaware corporation (“VeeaSystems”), a wholly owned subsidiary of Veea Inc., a Delaware corporation (the “Company”), entered into a certain Framework Agreement for the Licenses, Equipment and Services (the “Supply Agreement”) with RadioMovil Dipsa, S.A. De C.V. (“Telcel”), a Mexican wireless telecommunications company owned by América Móvil, effective August 7, 2025. The Supply Agreement was signed by the parties following the completion of an extensive certification and homologation process with Telcel; and the successful completion of trials with certain Telcel enterprise customers of the Company’s VeeaHub STAX®-5G product, incorporating Telcel SIM cards.

The Supply Agreement sets forth the general guidelines, terms and conditions that govern the solution implementation and marketing, as well as the provisioning of the services provided by VeeaSystems. Under the agreement, VeeaSystems will supply a comprehensive Platform-as-a-Service solution featuring 5G-based Fixed Wireless Access (FWA) through its VeeaHub STAX®-5G device, which incorporates 4G and 5G cellular connectivity, Wi-Fi 6 Access Point, IoT gateway, storage and Linux server capabilities to deliver connectivity with integrated AI-driven cybersecurity services, managed connectivity, and monitoring tools while capable of hosting applications on STAX-5G including third-party application. The parties have agreed to work together in the development of the marketing strategy, branding and promotion of VeeaSystems’s services to Telcel’s customers in Mexico. The agreement provides for an initial term of three years and automatically renews for successive one-year terms, unless either party elects not to renew upon 90-day prior notice.

Appointment of Acting Chief Financial Officer

On July 15, 2025, Randal V. Stephenson was appointed as the Company’s Acting Chief Financial Officer.

Appointment of Acting Chief Revenue Officer

On July 15, 2025, Mr. Helder Antunes a current member of the Company’s Board of Directors was appointed acting Chief Revenue Officer.

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

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented secured docker containers, together with a Wi-Fi Access Point with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules, referred to as the “VeeaHub” product. With an extensive patent portfolio of approximately 125 granted patents and 25 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

VeeaONE Platform’s products, applications, and services with a distributed computing architecture, offered as a Platform-as-a-Service capability, empower companies to capitalize on the transformative potential of Edge AI, where most of the data from smartphones, tablets, laptops, cameras, sensors, and other devices is generated, with data privacy and sovereignty, reliability, low latency for real-time decisions, bandwidth efficiency, scalability, and reduced costs compared to alternatives.

VeeaHub products, about the size of a typical Wi-Fi Access Point, are offered in variety of forms with different capabilities for indoor and outdoor coverage and are both locally- and cloud-managed. Veea Edge Platform architecture and business model, VeeaHub® and third-party devices on Veea Edge Platform with Hybrid Edge-Cloud Computing and AI-enabled applications and services resemble the Android OS platform architecture and business model for Android devices.

The VeeaONE Platform offers a complement, and in some cases an alternative, to cloud computing by enabling the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. Benefits of the Veea Edge Platform include optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, as well as “always-on” availability for mission critical applications, and contextual awareness for people, devices and things connected to the Internet.

Veea earns revenue primarily from the sale of its VeeaHub® devices, licenses, and subscriptions.

Recent Developments

Public Offering

On August 14, 2025, the Company closed a public offering to purchase up to 9,189,096 shares of common stock and warrants to purchase up to 9,189,096 shares of common stock at a combined offering price of $1.00 per share and accompanying warrant (the “Offering”). The Company received aggregate cash gross process of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The warrants have an exercise price of $1.10 per share, are exercisable immediately and will expire five years from the original issuance date. Included in the aggregate securities issued are 3,239,096 shares of common stock and accompanying warrants that were issued to NLabs in consideration and satisfaction of the NLabs 2025 Notes. The Company intends to use the net proceeds from the Offering for investments in inventory and the Company’s customer support infrastructure and for other working capital and general corporate purposes.

Supply Agreement

On August 7, 2025, VeeaSystems Inc., a Delaware corporation (“VeeaSystems”), a wholly owned subsidiary of Veea Inc., a Delaware corporation (the “Company”), entered into a certain Framework Agreement for the Licenses, Equipment and Services (the “Supply Agreement”) with RadioMovil Dipsa, S.A. De C.V. (“Telcel”), a Mexican wireless telecommunications company owned by América Móvil, effective August 7, 2025. The Supply Agreement was signed by the parties following the completion of an extensive certification and homologation process with Telcel; and the successful completion of trials with certain Telcel enterprise customers of the Company’s VeeaHub STAX® -5G product, incorporating Telcel SIM cards.

The Supply Agreement sets forth the general guidelines, terms and conditions that govern the solution implementation and marketing, as well as the provisioning of the services provided by VeeaSystems. Under the agreement, VeeaSystems will supply a comprehensive Platform-as-a-Service solution featuring 5G-based Fixed Wireless Access (FWA) through its VeeaHub STAX®-5G device, which incorporates 4G and 5G cellular connectivity, Wi-Fi 6 Access Point, IoT gateway, storage and Linux server capabilities to deliver connectivity with integrated AI-driven cybersecurity services, managed connectivity, and monitoring tools while capable of hosting applications on STAX-5G including third-party application. The parties have agreed to work together in the development of the marketing strategy, branding and promotion of VeeaSystems’s services to Telcel’s customers in Mexico. The agreement provides for an initial term of three years and automatically renews for successive one-year terms, unless either party elects not to renew upon 90-day prior notice.

Appointment of Acting Chief Financial Officer

On July 15, 2025, Randal V. Stephenson was appointed as the Company’s Acting Chief Financial Officer.

Appointment of Acting Chief Revenue Officer

On July 15, 2025, Mr. Helder Antunes a current member of the Company’s Board of Directors was appointed acting Chief Revenue Officer.

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

For the three months ended June 30, 2025 compared to three months ended June 30, 2024 and the six months ended June 30, 2025 compared to three months ended June 30, 2024

The following table sets forth Veea’s unaudited statements of operations data for the three and six months ended June 30, 2025 and 2024, respectively. Veea has prepared the data on a consistent basis with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, included in the Form 10-K filed with the SEC on April 15, 2025. In the opinion of Veea’s management, the unaudited three and six month financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	For the Three Months Ended		$	%
	June 30, 2025	June 30, 2024	Change

Revenues, net	$72,927	$40,811	$32,116	79%
Cost of Goods Sold	4,587	30,706	$(26,119)	-85%
Gross profit	68,340	10,105

Operating Expenses:
Product development	53,417	701,946	$(648,529)	-92%
Sales and marketing	40,515	292,140	$(251,625)	-86%
General and administrative	4,750,744	5,785,051	$(1,034,307)	-18%
Depreciation and amortization	144,607	68,465	$76,142	111%
Total operating expenses	4,989,283	6,847,602
Loss from operations	(4,920,943)	(6,837,497)

Other Income (Expense):
Other income, net	461	10,075	$(9,614)	-95%
Change in fair value of convertible note option liability	730	-	$730	100%
Change in fair value of warrant liabilities	(315,373)	-	$(315,373)	100%
Change in fair value of Earn-Out Share Liability	(1,730,000)	-	$(1,730,000)	100%
Other expense	(12,635)	(6,474)	$(6,161)	95%
Interest expense	(433,098)	(444,174)	$11,076	-2%
Total other income (expense)	(2,489,915)	(440,573)
Net income (loss)	$(7,410,858)	$(7,278,070)

	For the Six Months Ended		$	%
	June 30, 2025	June 30, 2024	Change

Revenues, net	$87,168	$57,581	$29,587	51%
Cost of Goods Sold	5,150	42,690	$(37,540)	-88%
Gross profit	82,018	14,891

Operating Expenses:
Product development	171,068	796,169	$(625,101)	-79%
Sales and marketing	389,766	378,404	$11,362	3%
General and administrative	9,987,637	11,102,408	$(1,114,771)	-10%
Depreciation and amortization	204,663	137,381	$67,282	49%
Total operating expenses	10,753,134	12,414,362
Loss from operations	(10,671,116)	(12,399,471)

Other Income (Expense):
Other income, net	1,233	12,659	$(11,426)	-90%
Change in fair value of convertible note option liability	59,730	-	$59,730	100%
Change in fair value of warrant liabilities	105,124	-	$105,124	100%
Change in fair value of Earn-Out Share Liability	8,800,000	-	$8,800,000	100%
Other expense	(27,196)	(9,310)	$(17,886)	192%
Interest expense	(1,379,581)	(900,942)	$(478,639)	53%
Total other income (expense)	7,559,310	(897,593)
Net income (loss)	$(3,111,806)	$(13,297,064)

Revenue, net

The Company generated revenue of $72,927 and $40,811 for the three months ended June 30, 2025 and 2024, and revenue of $87,168 and $57,581 for the six months ended June 30, 2025 and 2024, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices. Our focus over the past several years has been on field testing and refining our product to meet customer needs as well as market developments. As a result of these efforts, we expect revenue to grow over the next several quarters through the sales of our hardware, licenses and subscriptions. We are especially focused in four principal market opportunities: 1) Digital Equity and Inclusion, 2) Energy and Sustainability solutions for Smart Buildings and Climate Smart Agriculture, 3) Convergence of Fixed, Wireless, and 5G Networks, and 4) Smart Retail and Smart Warehouses.

Cost of Goods Sold

Cost of goods sold decreased by $26,119, or 85%, in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Cost of goods sold decreased by $37,540, or 88%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease is primarily related to earning more service based revenue in the quarter as opposed to paid pilots for our VeeaHub® devices.

Product Development Expense

Product development expense decreased by $648,529, or 92%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $625,101, or 79%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in product development expenses was due to decreased internal development and costs incurred by outside contractors related to products manufactured during the period.

Sales and Marketing Expense

Sales and marketing expense decreased by $251,625, or 86%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and sales and marketing expense increased by $11,362, or 3%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily due both a reduction in unpaid customer pilots and costs incurred from an outside consulting service.

General and Administrative Expense

General and administrative expense decreased by $1,034,307, or 18%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and decreased by $1,114,771, or 10%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease for the quarter is primarily related to the Company’s continued cost reduction measures.

Depreciation and Amortization

Depreciation and amortization increased by $76,142, or 111%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased by $67,282, or 49%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to additional amortization for the Crowdkeep technology.

Other income, net

Other income, net relates to immaterial non-operating transactions incurred during the period. These amounts were immaterial for the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 and 2024.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities is comprised of the fair value adjustment to the conversion option, Private Warrants, and earn-out shares at balance sheet date. The gain on the change in fair value of conversion note option liability of $59,730 for the six months ended June 30, 2025, was determined using a Black-Scholes option pricing model. The gain on the change in fair value of warrant liabilities of for the six months ended June 30, 2025, was determined based on the trading value of the public warrants. The gain on the change in fair value of the Earn-Out Share Liability of $8,800,000 for the six months ended June 30, 2025, was determined using a Monte Carlo simulation. A significant driver of the changes in fair value was due to the decline in the Company’s stock price.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 and 2024.

Interest expense

Interest expense decreased by $11,076, or 2%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest expense increased by $478,639, or 53%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to additional draws on our revolving line of credit.

Liquidity and Capital Resources

During the three months ended June 30, 2025 and 2024, the Company incurred operating losses of $4.9 million and $6.8 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company incurred operating losses of $10.7 million and $12.4 million, respectively, and had an accumulated deficit of $220.9 million as of June 30, 2025. Since its inception, the Company has incurred significant operating losses and negative cash flows. The Company expects to continue to incur net losses as it continues to grow and scale its business. As of June 30, 2025, the Company had cash of $238,008 and outstanding debt of $20.2 million, of which $750,000 was outstanding under the September 2024 Notes (as defined below), $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $14.0 million was outstanding under the working capital facility, $2,626,000 was related party debt outstanding under the NLabs 2025 Notes (as defined below), and $1.8 million was outstanding under a notes payable with an inventory vendor.

Although the Company has had recurring losses each year since inception, the Company plans to fund its operations and capital funding needs for the next 12 months through a combination of private and public equity and debt offerings, or a combination thereof, including (1) cash proceeds of approximately $6.0 million from the Offering (as defined below), (2) the ELOC Program (as defined below) (3) the expected cash tax refund of up to $1.0 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities and (4) potential additional investments in the form of debt or equity to fund operating deficits from existing and/or new investors, including related parties, which may include the Company’s CEO and his affiliates. The Company has a reasonable basis to believe it has alleviated substantial doubt regarding its ability to continue as a going concern. Since January 1, 2025, the Company has received approximately $3.2 million in additional loans from related parties and $1.0 million in loans from unrelated parties in connection with the consummation of the acquisition of Crowdkeep. See Note 13 for additional information. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three Months Ended
	June 30, 2025	June 30, 2024
ADJUSTED EBITDA:
Net loss	$(7,410,858)	$(7,278,070)
Adjustments:
Interest expense	433,098	444,174
Depreciation and amortization	144,607	68,465
EBITDA	(6,833,153)	(6,765,431)
Change in fair value of conversion note option liability	(730)	-
Change in fair value of warrant liabilities	315,373	-
Change in fair value of Earn Out Shares Liability	1,730,000	-
Share-based compensation	389,913	272,179
Transaction costs	(10,000)	-
ADJUSTED EBITDA	$(4,408,597)	(6,493,252)

	For the six Months Ended
	June 30, 2025	June 30, 2024
ADJUSTED EBITDA:
Net loss	$(3,111,806)	$(13,297,064)
Adjustments:
Interest expense	1,379,581	900,942
Depreciation and amortization	204,663	137,381
EBITDA	(1,527,562)	(12,258,741)
Change in fair value of conversion note option liability	(59,730)	-
Change in fair value of warrant liabilities	(8,800,000)	-
Change in fair value of Earn Out Shares Liability	(105,124)	-
Share-based compensation	439,913	334,774
Transaction costs	25,000	-
ADJUSTED EBITDA	$(10,027,503)	(11,923,967)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Acting Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Changes in Officer Compensation

On August 18, 2025, effective August 1, 2025, the annual base salary of each of Janice Smith, Executive Vice President and Chief Operating Officer and Randal Stephenson, Acting Chief Financial Officer was increased to $300,000, respectively.

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
Allen Salmasi
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:

By:	/s/ Randal V. Stephenson
Randal V. Stephenson
Acting Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

August 18, 2025