Form 10-Q
period 2025-09-30
VEEA INC.
filed 2025-11-14
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 14, 2025, there were 50,160,673 shares of the registrant’s common stock outstanding and 11,640,502 warrants outstanding.

VEEA INC.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		1

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheet as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4.	Controls and Procedures	37

PART II. OTHER INFORMATION		38

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3.	Defaults Upon Senior Securities	39

ITEM 4.	Mine Safety Disclosures	39

ITEM 5.	Other Information	39

ITEM 6.	Exhibits	40

SIGNATURES		41

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash	$1,071,151	$1,685,633
Receivables, net	147,438	84,655
Inventory, net	9,562,118	7,459,240
Prepaid and other current assets	5,535,918	5,649,594
Total current assets	16,316,625	14,879,122

Property and equipment, net	113,472	210,629
Goodwill	5,174,240	4,779,625
Intangible assets, net	7,594,415	786,061
Investments	236,519	235,596
Other assets	33,879	202,862
TOTAL ASSETS	$29,469,150	$21,093,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Revolving line of credit	$14,000,000	$12,700,000
Accounts payable	3,553,569	1,290,824
Accrued expenses	1,202,859	1,911,722
Related party liabilities	4,057,200	3,657,600
Share issuance liability	-	250,000
Deferred payables, current	2,257,457	204,445
Notes payable	1,762,415	-
Convertible note payable, net ,current	1,550,401	-
Other current liabilities	-	121,579
Total current liabilities	28,383,901	20,136,171

Convertible note payable, net	-	37,316
Conversion option liability	-	60,000
Warrant liability	3,310,724	840,995
Earn-out Share Liability	2,040,000	15,560,000
Deferred payables	-	1,484,238
TOTAL LIABILITIES	33,734,625	38,118,720

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 551,000,000 shares authorized; and 50,160,673 and 36,202,798 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,018	3,621
Additional paid-in capital	214,938,054	200,667,682
Accumulated deficit	(219,567,030)	(217,830,518)
Accumulated other comprehensive income	358,483	134,391
TOTAL STOCKHOLDERS’ DEFICIT	(4,265,475)	(17,024,825)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,469,150	$21,093,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sales, net	$144,926	$50,683	$232,094	$108,264
Cost of goods sold	53,006	14,997	58,156	57,687
Gross profit	91,920	35,686	173,938	50,577

Operating Expenses:
Product development	-	356,761	164,878	1,152,930
Sales and marketing	15,555	80,937	364,856	459,341
General and administrative, net	4,522,588	1,989,095	14,531,883	13,091,503
Transaction costs	-	55,038,544	25,000	55,038,544
Depreciation and amortization	216,436	67,730	421,096	205,111
Total operating expenses	4,754,579	57,533,067	15,507,713	69,947,429
Loss from operations	(4,662,659)	(57,497,381)	(15,333,775)	(69,896,852)

Other income (expense):
Other income	879	8,739	2,112	21,398
UK R&D tax credit	1,223,328	1,251,243	1,223,328	1,251,243
Loss on initial issuance of convertible note	-	(1,770,933)	-	(1,770,933)
Change in fair value of convertible note option liability	270	607,067	60,000	607,067
Change in fair value of warrant liabilities	555,498	(220,373)	660,622	(220,373)
Change in fair value of Earn-out Share Liability	4,720,000	24,750,000	13,520,000	24,750,000
Other expense	(19,155)	(36)	(46,351)	(9,346)
Interest expense	(442,867)	(451,881)	(1,822,448)	(1,352,823)
Total other income	6,037,953	24,173,826	13,597,263	23,276,233

Net income (loss)	$1,375,294	(33,323,555)	(1,736,512)	(46,620,619)
Net income (loss) per share:
Basic	$0.03	$(1.49)	$(0.04)	(2.31)
Diluted	$0.03	$(1.49)	$(0.04)	(2.31)

Weighted-average common stock outstanding used in per share amounts:
Basic	45,644,909	22,292,374	40,325,293	20,217,081
Diluted	45,670,396	22,292,374	40,325,293	20,217,081

Other comprehensive income (loss):
Foreign currency translation adjustment	35,099	(1,597,335)	224,092	(1,109,232)
Comprehensive income (loss)	$1,410,393	$(34,920,890)	$(1,512,420)	$(47,729,851)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEEMBER 30, 2025

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, June 30, 2025	40,926,445	$4,094	$209,682,257	$(220,942,324)	$323,384	$(10,932,589)
Stock based compensation	-	-	319,211	-	-	319,211
Common stock issued in connection with public offering, net of transaction costs	9,189,096	919	4,936,583	-	-	4,937,502
Common stock issued upon exercise of stock options	14,529	1	6	-	-	7
Common stock issued upon vesting of RSUs	30,603	4	(3)	-	-	1
Foreign currency translation gain	-	-	-	-	35,099	35,099
Net income	-	-	-	1,375,294	-	1,375,294
Balance, September 30, 2025	50,160,673	$5,018	$214,938,054	$(219,567,030)	$358,483	$(4,265,475)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, June 30, 2024	21,357,113	$2,136	$172,052,711	$(183,579,814)	$(173,251)	$(11,698,218)
Stock based compensation	-	-	59,385	-	-	59,385
Common stock issued upon exercise of stock options, pre Business Combination	19,618	2	53,998	-	-	54,000
Exercise of Common Stock Warrants - related party	756,912	76	(76)	-	-	-
Issuance of Common Stock in exchange for services in connection with A-2 Preferred Stock Issuances, recasted	615,385	61	(61)	-	-	-
Issuance of Common Stock upon conversion of debt at Business Combination	3,147,970	315	15,739,531	-	-	15,739,846
Issuance of Common Stock upon conversion of Sponsor and related party notes and warrants at Business Combination	817,453	82	2,205,415	-	-	2,205,497
Issuance of Common Stock to Plum Sponsors and Investors at Business Combination	6,102,562	610	241,638	-	-	242,248
Issuance of Common Stock to Plum Shareholders at Business Combination	603,077	60	(6,901,658)			(6,926,598)
Issuance of Common Stock related to new financing	2,000,000	200	23,999,800			24,000,000
Common Stock issued for services	241,667	24	3,214,596			3,214,620
Common stock issued upon exercise of stock options, post Business Combination	25,000	2	(2)	-	-	-
Foreign currency translation loss					(1,597,335)	(1,597,335)
Net loss				(33,323,555)	-	(33,323,555)
Balance, September 30, 2024	35,686,757	$3,568	$210,665,277	$(216,903,369)	$(1,770,586)	$(8,005,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	36,202,798	$3,621	$200,667,682	$(217,830,518)	$134,391	$(17,024,824)
Stock based compensation			759,123			759,123
Common stock issued in connection with public offering, net of transaction costs	9,189,096	919	4,936,583			4,937,502
Common stock issued upon exercise of stock options	32,806	2	16			18
Common stock issued upon vesting of RSUs	91,453	10	(9)			1
Common stock issued upon draw on the equity line of credit	358,000	37	836,730			836,767
Common stock issued as compensation for equity line of credit commitment fee	27,498	3	24,997			25,000
Common stock issued as consideration for Crowdkeep	4,065,689	407	6,829,951			6,830,358
Common stock issued for services	100,000	10	182,990			183,000
Settlement of convertible note agreement for shares issued	93,333	9	699,991			700,000
Foreign currency translation gain					224,092	224,092
Net loss				(1,736,512)		(1,736,512)
Balance, September 30, 2025	50,160,673	$5,018	$214,938,054	$(219,567,030)	$358,483	$(4,265,475)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2023	19,635,912	$1,964	$159,475,010	$(170,282,750)	$(661,354)	$(11,467,130)
Class A Common Stock Issuances, net of transaction costs	1,675,502	168	11,955,239	-	-	11,955,407
Common stock issuances, net of transaction costs	7,297	2	54,725			54,725
Conversion of vendor payable to Common Stock	27,654	1	207,405	-	-	207,408
Common stock issued upon exercise of stock options	10,748	1	25,483	-	-	25,484
Stock based compensation	-	-	394,234	-	-	394,234
Common stock issued upon exercise of stock options, pre Business Combination	19,618	2	53,998	-	-	54,000
Exercise of Common Stock Warrants - related party	756,912	76	(76)	-	-	-
Issuance of Common Stock in exchange for services in connection with A-2Preferred Stock Issuances, recasted	615,385	61	(61)	-	-	-
Issuance of Common Stock upon conversion of debt at Business Combination	3,147,970	315	15,739,531	-	-	15,739,846
Issuance of Common Stock upon conversion of Sponsor and related party notes and warrants at Business Combination	817,453	82	2,205,415	-	-	2,205,497
Issuance of Common Stock to Plum Sponsors and Investors at Business Combination	6,102,562	610	241,638	-	-	242,248
Issuance of Common Stock to Plum Shareholders at Business Combination	603,077	60	(6,901,658)			(6,926,598)
Issuance of Common Stock related to new financing	2,000,000	200	23,999,800			24,000,000
Common Stock issued for services	241,667	24	3,214,596			3,214,620
Common stock issued upon exercise of stock options, post Business Combination	25,000	2	(2)	-	-	-
Foreign currency translation loss					(1,109,232)	(1,109,232)
Net loss				(46,620,619)	-	(46,620,619)
Balance, September 30, 2024	35,686,757	$3,568	$210,665,277	$(216,903,369)	$(1,770,586)	$(8,005,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,736,512)	$(46,620,619)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	421,096	205,111
Amortization of debt issuance costs	963,085	45,648
Loss on initial issuance of debt	-	1,770,933
Change in fair value of convertible note option liability	(60,000)	(607,067)
Change in fair value of warrant liabilities	(660,622)	220,373
Earn-out liability initial loss	-	53,600,000
Change in fair value of Earn-out Share Liability	(13,520,000)	(24,750,000)
Interest income on investment	-	(768)
Share based compensation	759,123	394,234
Share based vendor payments as compensation for services	183,000	-
Share based payment as compensation for ELOC commitment fee	25,000
Interest expense on convertible notes converted	-	868,853
Unrealized foreign currency transaction (gain) loss	(218,537)	(1,686,348)
Amortization of operating lease right of use assets	117,365	340,496
Changes in operating assets and liabilities:
Receivables	(62,498)	(31,736)
Inventories	(705,230)	(602,235)
Prepaid and other current assets	119,002	(5,034,546)
Other assets	53,493	-
Accounts payable	2,576,523	793,161
Accrued expenses	(216,700)	1,618,881
Other liabilities	569,269	-
Operating lease payments	(121,579)	(353,929)
Net cash used in operating activities	(11,514,722)	(19,829,558)
Cash flows from investing activities
Purchase of property and equipment	-	(33,439)
Purchase of intangible assets and trademarks	(224,949)	(174,258)
Net cash used in investing activities	(224,949)	(207,697)
Cash flows from financing activities
Proceeds from revolving line of credit	1,300,000	3,700,000
Proceeds from related party notes	3,176,000	-
Proceeds from issuance of convertible notes	1,000,000	1,450,000
Proceeds from the issuance of shares under equity line of credit facility	836,766
Proceeds from reverse recapitalization	-	1,103,640
Proceeds from lock-up share release	-	242,248
Proceeds from the issuance of common stock, net of transaction costs	4,828,750	9,961,356
Proceeds from exercise of stock options for common stock	19	79,484
Net cash provided by financing activities	11,141,535	16,536,728

Effect of exchange rate changes on cash	(16,346)	293,421

Net decrease in cash and cash equivalents	(614,482)	(3,207,105)
Cash and cash equivalents at beginning of period	1,685,633	6,010,075
Cash and cash equivalents at end of period	$1,071,151	$2,802,970

Non-cash activities
Initial measurement of debt discount on the convertible note	-	(1,450,000)
Conversion of related party notes to Common Stock	3,176,000	2,205,497
Conversion of interest on related party notes to Common Stock	63,096	3,141,846
Initial measurement of the convertible note option liability	-	1,450,000
Conversion of principal on related party notes to Common Stock	-	12,598,000
Crowdkeep asset acquisition	6,957,456	-
Settlement of convertible notes for shares issued	700,000	24,000,000
Conversion of vendor payable to Common Stock	-	3,422,028

Supplemental cash flow information
Interest paid	640,441	504,431

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

2 - LIQUIDITY AND MANAGEMENT’S PLAN

During the three months ended September 30, 2025 and 2024, the Company incurred operating losses of $4.7 million and $57.5 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company incurred operating losses of $15.3 million and $69.9 million, respectively, and had an accumulated deficit of $219.6 million as of September 30, 2025. Since its inception, it has incurred significant operating losses and negative cash flows. The Company expects to continue to incur net losses as it continues to grow and scale its business. As of September 30, 2025, it had cash of $1,071,151 and outstanding debt of $17.5 million, of which $750,000 was outstanding under the September 2024 Notes (as defined below), $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $14.0 million was outstanding under the working capital facility, and $1.8 million was outstanding under a notes payable with an inventory vendor.

Although the Company has had recurring losses each year since inception, the Company plans to fund its operations and capital funding needs for the next 12 months with revenue generated from operations and through a combination of private and public equity offerings including, without limitation, anticipated revenue generated under the Supply Agreement entered into with Telcel, the proceeds of the Company’s Common Stock Offering completed on August 14, 2025, receipt of the cash tax refund of approximately $1.2 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities, and potential additional investments in the form of debt or equity to fund operating deficits from existing and/or new investors, including related parties, which may include the Company’s CEO and his affiliates.

Based in part on the above-referenced opportunities and initiatives, the Company has a reasonable basis to believe it has alleviated substantial doubt regarding its ability to continue as a going concern. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

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

All significant intercompany balances and transactions have been eliminated in consolidation. We consolidate any variable interest entity (“VIE”) where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. The Company has one VIE, VeeaSystems MX. Transactions with VeeaSystems MX were immaterial during all the periods presented and are not separately disclosed.

The condensed consolidated balance sheet as of September 30, 2025, has been derived from the unaudited consolidated financial statements at that date, but does not include all disclosures, including notes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2024.

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

Segment Information

The Company operates as a single operating segment. The chief operating decision maker is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment. The majority of the Company’s assets as of September 30, 2025 and December 31, 2024, were attributable to its U.S. operations. The Company’s long-lived assets are based on the physical location of the assets. For the three months and nine months ended September 30, 2025, revenue was negligible and not materially concentrated among customers.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. The additional disclosures under this update include (1) disclosing the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) that are included in each relevant expense caption, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

4 - ACQUISITION

On May 13, 2025, the Company entered into an Asset Purchase Agreement with Crowdkeep, Inc., a Delaware corporation (the “Seller”), pursuant to which the Company acquired certain assets of Seller relating to Seller’s IoT technology platform business, free and clear of any liens other than certain specified liabilities of Seller that were assumed. In consideration for the acquisition, the Company issued 4,065,689 shares of its Common Stock (the “Purchase Price”).

The transaction was accounted for as an asset acquisition, as the Company determined that substantially all of the fair value was concentrated in a single identifiable intangible asset, proprietary technology, and therefore applied a model consistent with asset acquisition accounting. The total purchase consideration of $6,957,456 was comprised of equity consideration of $6,830,358 based on the number of shares issued at the closing share price, and direct acquisition-related costs for legal and advisory fees of $127,098, the total of which was allocated to the acquired assets on a relative fair value basis. Because this was not a business combination, no goodwill was recognized.

The transaction was considered a related party transaction due to the involvement of a Company board member who was also the CEO and shareholder of Crowdkeep. The Company established a special committee of the Board comprised of independent members of the Board, that evaluated and approved the transaction, concluding that the terms were commercially reasonable and negotiated at arm’s length.

The patented technology, which is recorded as part of intangible assets, net in the condensed consolidated balance sheet, will be amortized over its estimated useful life of 10 years.

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

The warrants issued at the time of Plum’s initial public offering (the “Public Warrants”), and warrants issued in connection with private placement at the time of Plum’s initial public offering (the “SPAC Private Placement Warrants”) remain outstanding and are now outstanding warrants for the Company.

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

6 - BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	September 30, 2025	December 31, 2024
Inventory	$7,724,496	$7,377,966
Inventory allowance	(904,653)	(904,653)
Consigned parts	2,742,275	985,927
Total	$9,562,118	$7,459,240

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$710,241	$702,122
Computer equipment	335,498	327,166
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,436,481	1,420,030
Less - Accumulated depreciation	(1,323,009)	(1,209,401)
Total property and equipment net	$113,472	$210,629

Depreciation expense for the three months ended September 30, 2025 and 2024, totaled $29,036 and $56,000, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024, totaled $106,425 and $166,000, respectively.

7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the nine months ended September 30, 2025 and 2024:

September 30, 2025
Balance at December 31, 2024	$4,779,625
Foreign exchange transactions	394,615
Balance at September 30, 2025	5,174,240

September 30, 2024
Balance at December 31, 2023	$4,797,078
Foreign exchange transactions	279,713
Balance at September 30, 2024	5,076,791

Intangible Assets

Intangible assets consist of the following:

	As of September 30, 2025
	Amortization Period	Costs as of December 31, 2024	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,551,468	$218,718	$-	$7,770,186	$(6,823,892)	$-	$946,295
Proprietary technology	10 years	-	6,904,306	-	6,904,306	(256,185)	-	6,648,120
Intangible assets, net		$7,551,468	$7,123,024	$-	$14,674,492	$(7,080,077)	$-	$7,594,415

	As of December 31, 2024
	Amortization	Costs as of January 1,			Ending	Accumulated	Accumulated	Net Book
	Period	2024	Additions	Disposals	Costs	Amortization	Impairment	Value
Patents	15 years	$7,332,227	$219,241	$-	$7,506,485	$(6,765,407)	$-	$786,061
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Intangible assets, net		$12,347,921	$219,241	$-	$12,552,179	$(10,320,191)	$(1,460,910)	$786,061

Intangible assets primarily consist of proprietary technology, patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years and the proprietary technology acquired from Crowdkeep Inc. has an estimated remaining useful life of 10 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the nine months ended September 30, 2025 and 2024, there were no events that necessitated additional impairment of intangible assets.

Intangible asset amortization expense for the three months ended September 30, 2025 and 2024, totaled $187,400 and $11,000, respectively. Intangible asset amortization expense for the nine months ended September 30, 2025 and 2024, totaled $314,671 and $39,000, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of September 30, 2025
Remainder of 2025	$187,619
2026	742,124
2027	742,124
2028	743,941
2029	742,124
Thereafter	4,436,483
$7,594,415

8 - DEBT

Total outstanding debt of the Company is comprised of the following, including convertible notes:

September 30, 2025	Principal	Debt Discount	Total
Revolving Loan Facility	$14,000,000	$-	$14,000,000
Convertible note payable, net	1,750,000	(199,599)	1,550,401
Notes payable	1,762,415	-	1,762,415
Total	$17,512,415	$(199,599)	$17,312,816

December 31, 2024	Principal	Debt Discount	Total
Revolving Loan Facility	$12,700,000	$-	$12,700,000
Convertible note payable	1,200,000	(1,102,684)	97,316
Total	$13,900,000	$(1,102,684)	$12,797,316

Revolving Loan Facility

In June 2021, Private Veea entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”) with First Republic Bank, which was subsequently acquired by JPMorgan Chase, (the “Bank”) providing up to $14.0 million of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. Private Veea was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, Private Veea issued common stock warrants (the “Related Party Common Stock Warrants”) to NLabs, a principal shareholder of the Company and affiliate of Allen Salmasi (“NLabs”), in consideration for the CEO’s guaranteeing the advances. See Note 12 for further information. In December 2023, Private Veea repaid $5,000,000 of the principal balance of the Loan. Following the acquisition of First Republic, the Loan was transferred to the Bank. There were no borrowings during the three months ended September 30, 2025, and $1.3 million of borrowings during the nine months ended September 30, 2025. As of September 30, 2025, the outstanding principal amount of the Loan was $14.0 million, and there is no availability to borrow additional funds.

Convertible Notes Payable

Business Combination Convertible Notes Payable

Simultaneously with the closing of the Business Combination, the Company and Private Veea issued convertible notes under note purchase agreements (the “Note Purchase Agreements”) with certain accredited investors unaffiliated with the Company and Private Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15.0 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory notes. In addition to a September 2024 Note, each Investor received, as a transfer from NLabs Inc., an affiliated of Allen Salmasi, our Chief Executive Officer (“NLabs”), immediately prior to the Financing Closing, a number of shares of Private Veea’s Series A-1 Preferred Stock that upon the Closing became a number of registered shares of Common Stock equal to such Investors’ original principal note loan amount under their respective notes divided by $7.50 (the “Transferred Shares”). 2.0 million Transfer Shares were delivered to Investors at the Financing Closing. The Note Purchase Agreements include customary registration rights.

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

The Conversion Shares were initially subject to a lock-up for a period of 6 months after the Financing Closing. The Transferred Shares were not subject to any lock-up restrictions, but for a period of 6 months after the Closing they were separately designated by the Transfer Agent and kept as book entry shares on the Transfer Agent’s records and were not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provided such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note would automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares would be extended for an additional 6 months to 12 months after the Financing Closing. As of September 30, 2025, $700,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer.

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

Convertible Notes Payable Issued in connection with Crowdkeep Acquisition

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

9 - INVESTMENTS

The Company accounts for its private company investments without readily determinable fair values under the cost method. These investments, for which the Company is not able to exercise significant influence over any one individual investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investments would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. Any adjustments to the carrying values are recognized in other income, net in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company performed the qualitative assessment for impairment of its investments. Based on this qualitative assessment, impairment indicators were present for one of its investments; therefore, the company performed an analysis to estimate its fair value and recognized an impairment loss of $216,278. As of September 30, 2025, there were no indicators of impairment. These investments, which do not have a stated contractual maturity date, were classified as Investments on the Company’s consolidated balance sheets.

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

The Company did not draw on the ELOC during the three months ended September 30, 2025, and received $836,766 in proceeds from draws on the ELOC during the nine months ended September 30, 2025, and issued 358,000 shares of Common Stock, pursuant to the ELOC Program.

The Company agreed to issue to White Lion shares of Common Stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the condensed consolidated statement of operations and comprehensive income (loss) during the nine months ended September 30, 2025. The Common Stock Purchaser has agreed that during the term of the Common Stock Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the Common Stock. Further, the Common Stock Purchase Agreement provided for the issuance of additional Commitment Shares to the Common Stock Purchaser if the Company failed to sell at least $1,000,000 in gross proceeds to the Common Stock Purchaser by the sixth-month anniversary of signing of the Common Stock Purchase Agreement. The Company and the Common Stock Purchaser amended the Common Stock Purchase Agreement effective of June 2, 2025 (the “ELOC Amendment”) to provide for (i) an extension of the time period to December 15, 2025 and (ii) an increase the gross proceeds sold under the Common Stock Purchase Agreement to $1,250,000. If the Company fails to sell such amount of, the number of additional Commitment Shares would be equal to $50,000 divided by the volume weighted average stock price of the Common Stock 10 days prior to December 15, 2025.

August 2025 Public Offering

On August 14, 2025, the Company closed a public offering (the “August 2025 Public Offering”) of 9,189,096 shares of its common stock and warrants to purchase up to 9,189,096 shares of common stock (the “2025 Investor Warrants”) at a combined offering price of $1.00 per share and accompanying warrant. The Company received aggregate cash gross proceeds of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The 2025 Investor Warrants have an exercise price of $1.10 per share, are exercisable immediately, and will expire five years from the original issuance date. Included in the aggregate securities issued are 3,239,096 shares of common stock and accompanying warrants that were issued to NLabs in consideration and satisfaction of the NLabs 2025 Notes and associated interest. The Company is using the net proceeds from the Offering for investments in inventory and the Company’s customer support infrastructure and for other working capital and general corporate purposes.

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

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of Common Stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represented 10% of the aggregate number of shares of the Common Stock outstanding immediately after the Closing plus the number of shares of Common Stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of September 30, 2025, the Company had 464,776 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 1,070,603 shares of Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represented 3% of the aggregate number of shares of Common Stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase Common Stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Common Stock on either the offering date or on the purchase date. As of September 30, 2025, there have not yet been any offering periods available to purchase Common Stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediate prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of Common Stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant. The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the nine months ended September 30, 2025 and 2024, respectively, the weighted average estimated fair value using the Black-Scholes option pricing model was $0.81 and $1.49 per option, respectively.

Stock Options

Stock option activity under the Plan was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	3,790,702	$1.04	5.98
Granted	2,596,137	0.66
Exercised	(15,006)	-
Forfeited / Expired	(140,307)	2.64
Outstanding at September 30, 2025	6,231,526	2.47	9.03
Exercisable at September 30, 2025	3,766,429	$3.64	8.45

On September 29, 2025, the compensation committee of the Board of Directors approved equity awards to certain Named Executive Officers (“NEO”), employees, and consultants in the form of options to purchase 2,375,000 shares of the Company’s common stock (the “September 2025 Grants”), subject to (i) with respect to September 2025 Grants to the NEOs and other officers of the Company, to the Company’s performance and time vesting schedules and (ii) with respect to September 2025 Grant to non-NEO officer employees and consultants, time vesting schedules. In addition, no portion of the September 2025 Grants may be exercised unless both (A) the Company’s stockholders approve the September 2025 Grants or approval of an amendment to increase the number of shares under the 2024 Plan to a sufficient number of shares such that the full number of shares underlying the September 2025 Grants may be delivered from the Plan’s share reserve and (B) the Company files a Form S-8 with the SEC to register the shares subject to the September 2025 Grants, and if either (A) or (B) is not satisfied, the September 2025 Grants may be fully unwound and cancelled.

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach. The range of weighted average assumptions used to calculate the fair value of the options granted during the nine months ended September 30, 2025, were as follows:

September 30, 2025
Stock Price	$0.66-1.34
Expected term (years)	4.2-5.0
Volatility	75%
Risk-Free Rate	3.74-3.84%

Stock compensation expense related to the common stock options outstanding for the nine months ended September 30, 2025 and 2024, was $203,616 and $394,234, respectively, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Total unrecognized expense related to unvested options outstanding as of September 30, 2025, was $1,082,949, which will be recognized over a weighted average period of 3.9 years.

Restricted Stock Units

RSU activity under the Plan was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	695,034	1.60
Vested	(91.454)	1.60
Forfeited	(3,580)	1.60
Unvested at September 30, 2025	600,000	$1.60

Stock compensation expense related to the RSUs for the nine months ended September 30, 2025 was $555,507 which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. There were no RSUs granted during the nine months ended September 30, 2024. Total unrecognized expense related to unvested RSUs as of September 30, 2025, was $550,820 which will be recognized over a weighted average period of 0.58 years.

12 - WARRANTS

Public Warrants

As part of Plum’s initial public offering (“IPO”), Plum issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Plum completed the private sale of warrants (the “SPAC Private Placement Warrants” and together with the Public Warrants, the “SPAC Warrants”) where each Private Placement Warrant allows the holder to purchase one share of the Common Stock at $11.50 per share. At September 30, 2025, there were 6,384,326 Public Warrants and 5,256,218 SPAC Private Placement Warrants outstanding.

The Public Warrants are exercisable at per share, subject to adjustment, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Company filed with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the SPAC Private Placement Warrants. Such registration statement was declared effective by the SEC on January 15, 2025.

With the exception of the SPAC Private Placement Warrants, in no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the shares of Common Stock underlying such Warrant.

Redemption of SPAC Warrants When the Price per Share of Common Stock Equals or Exceeds $18.00

Once the SPAC Warrants become exercisable, the Company may redeem the outstanding Warrants (except with respect to the SPAC Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of our Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of SPAC Warrants When the Price per Share of Common Stock Equals or Exceeds $10.00

Once the SPAC Warrants become exercisable, the Company may redeem the outstanding SPAC Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” (as defined above) of our Common Stock;

●	if, and only if, the closing price of our Common Stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the SPAC Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The SPAC Private Placement Warrants were initially issued in the same form as the Public Warrants with the exception that the SPAC Private Placement Warrants: (i) would not be redeemable by the Company and (ii) may be exercised for cash or on a cashless baseless so long as they are held by the initial purchasers or their permitted transferees, the SPAC Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

The Company continues to recognize the SPAC Private Placement Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations and comprehensive income (loss) at each reporting period until they are exercised. As of September 30, 2025, the SPAC Private Placement Warrants are presented within warrant liabilities on the condensed consolidated balance sheet.

Private Veea Warrants

Upon the closing of the Business Combination, the Related Party Common Stock Warrants were exercised in whole, on a net basis, for 3,880,000 shares of common stock of Private Veea at a conversion price of $0.01 per share for an aggregate purchase price of $38,800. A total of 21,798 shares of common stock were surrendered in payment of the purchase price.

In connection with the Business Combination, Private Veea’s outstanding equity-classified Preferred stock warrants were exchanged for common stock warrants of the Company (each an “Exchanged Warrant”) to purchase a number of shares of Common Stock, after adjustment for anti-dilutive shares, equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Preferred Stock warrant immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Preferred Stock warrant immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. On November 6, 2024, the warrant holder exercised warrants to purchase 79,654 shares of Common Stock at an exercise price of $0.05 per share for an aggregate purchase price of $3,983. The outstanding Exchanged Warrants are exercisable at the option of the holder until September 28, 2028, for an exercise price of $10.19 per share. As of September 30, 2025, there are 159,307 Exchanged Warrants outstanding.

2025 Investor Warrants

In connection with the August 2025 Public Offering, the Company issued the warrants to purchase up to 9,189,096 shares of common stock investors (the “2025 Investor Warrants”), including related parties. Each 2025 Investor Warrant entitles the holder to purchase one share of the Common Stock at an exercise price of $1.10. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders. No fractional shares of common stock will be issued in connection with the exercise of the warrant. In lieu of fractional shares, the Company will pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price. The 2025 Investor Warrants will expire five years from their issuance date. The 2025 Investor Warrants have not been listed on Nasdaq or any other national securities exchange or other nationally recognized trading system.

Each 2025 Investor Warrant is exercisable, at the option of the holder thereof, in whole or in part, by delivering to a duly executed exercise notice accompanied by payment in full in immediately available funds for the number of shares of our common stock purchased upon such exercise (except in the case of a cashless exercise as described below).

A holder (together with its affiliates) may not exercise any portion of the 2025 Investor Warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder, 9.99)% of the outstanding common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of ownership of outstanding stock after exercising the holder’s 2025 Investor Warrants up to 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the 2025 Investor Warrants.

If the holder of 2025 Investor Warrants exercises its warrants and a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is not then effective or available (or a prospectus is not available for the resale of shares of common stock underlying the warrants), then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder shall instead receive upon such exercise (either in whole or in part) only the net number of shares of common stock determined according to a formula set forth in the common warrants. Notwithstanding anything to the contrary, in the event the Company does not have or maintain an effective registration statement, there are no circumstances that would require the Company to make any cash payments or net cash settle the common warrants to the holders.

Subject to applicable laws, the 2025 Investor Warrants may be offered for sale, sold, transferred or assigned at the option of the holder upon surrender of such holder’s warrants to the Company together with the appropriate instruments of transfer.

In the event of a fundamental transaction, as described in the 2025 Investor Warrants and generally including any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition, in each case, of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock, the holders of the common warrants will be entitled to receive upon exercise of the common warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the warrants immediately prior to such fundamental transaction. In the case of certain fundamental transactions affecting us, a holder of the 2025 Investor Warrants, upon exercise of such warrants after such fundamental transaction, will have the right to receive, in lieu of shares of our common stock, the same amount and kind of securities, cash or property that such holder would have been entitled to receive upon the occurrence of the fundamental transaction, had the warrants been exercised immediately prior to such fundamental transaction.

The Company recognized the 2025 Investor Warrants as liability-classified at fair value as of the closing date, with an offsetting entry to additional paid-in capital and adjusts the carrying value to fair value through other income (expense) on the condensed consolidated statement of operations and comprehensive income (loss) at each reporting period until they are exercised. As of September 30, 2025, the 2025 Investor Warrants are presented within warrant liability on the condensed consolidated balance sheet.

13 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 35% of the Company’s outstanding capital stock at September 30, 2025, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $61,200 and $183,600 for each of the three and nine months ended September 30, 2025 and 2024, respectively, which was classified as general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s condensed consolidated balance sheets was $1,897,200 as of September 30, 2025 and $1,713,600 as of December 31, 2024.

In April 2017, Private Veea entered into a lease agreement with 83rd Street LLC to lease office space for an initial term of two years. The sole member of 83rd Street LLC is the Salmasi 2004 Trust. At December 31, 2024, the Salmasi 2004 Trust held approximately 8% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust. In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2025. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $72,000 and $532,800 for each of the three and nine months ended September 30, 2025 and 2024, respectively, which is classified as general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s condensed consolidated balance sheets was $2,160,000 and $1,944,000 as of September 30, 2025 and December 31, 2024, respectively.

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

During the nine months ended September 30, 2025, NLabs made loans to the Company in the aggregate principal amount of $3,176,000 (the “NLabs 2025 Notes”). Interest on the loans accrued at a rate of 10% per annum, calculated on the basis of a 365-day year. The Company satisfied the payment of the outstanding NLabs 2025 Notes, plus accrued interest, in the aggregate amount of $3,239,096, with the issuance of 3,239,096 shares of Common Stock with accompanying common warrants issued in the August 2025 Public Offering, based on the offering price of $1.00 per share.

In October and November 2025, NLabs made additional loans to the Company in the aggregate principal amount of $130,000 pursuant to certain promissory notes. Interest on the NLabs promissory notes accrue at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable upon the earlier of on demand and March 31, 2026.

14 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of September 30, 2025, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

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

Other Commitments

In connection with the Business Combination, the Company agreed to pay certain legal expenses contingent upon the closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of September 30, 2025, the amount of the deferred fees totaled $2,257,457, recorded in deferred payables, current in the condensed consolidated balance sheet.

15 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents fair value information as of September 30, 2025 and December 31, 2024, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. During the nine months ended September 30, 2025, there were no transfers amongst level 1, 2, and 3 values during the period.

September 30, 2025	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$367,935	-	$367,935	$-
2025 Investor Warrant liability	2,958,889			2,958,889
Convertible note option liability	-	-	-	-
Earn-out share liability	2,040,000	-	-	2,040,000
Total	$5,366,824	-	$367,935	$4,998,889

December 31, 2024	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$840,994	-	$840,994	$-
Convertible note option liability	60,000	-	-	60,000
Earn-out Share Liability	15,560,000	-	-	15,560,000
Total	$16,460,994	-	$840,994	$15,620,000

Warrant Liabilities

The Company’s initial value of the SPAC Private Placement Warrant liability as of September 13, 2024, was based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets and was classified as level 3. The subsequent measurement of the SPAC Private Placement Warrants is classified as Level 2 because these warrants are economically equivalent to the Public Warrants, based on the terms of the SPAC Private Placement Warrant agreement, and as such their value is principally derived by the value of the Public Warrants. Significant deviations from these estimates and inputs could result in a material change in fair value.

2025 Investor Warrants

The Company established the initial fair value of the 2025 Investor Warrants liability as of August 14, 2025, the date of the August 2025 Public Offering. As of September 30, 2025, the fair value was remeasured using an option pricing model. The option pricing model was used to value the liability for the initial period and subsequent measurement periods.

The 2025 Investor Warrant liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at August 14, 2025 initial value, and at September 30, 2025:

	September 30, 2025	August 14, 2025
Stock Price	$0.62	$0.60
Expected term (years)	4.9	5.0
Volatility	75.0%	75.0%
Risk-Free Rate	4.20%	4.16%

Nine Months Ended September 30, 2025
Balance, beginning of period	$-
Initial value, August 14, 2025	3,130,352
Change in fair value	(171,463)
Balance, end of period	$2,958,889

Convertible Note Option Liability

The Company established the initial fair value for the convertible note option liability as of September 13, 2024, which was the date the Convertible Note was executed. As of September 30, 2025, the fair value was remeasured using an option pricing model. The option pricing model was used to value the convertible note option liability for the initial periods and subsequent measurement periods.

The conversion feature of the Convertible Promissory Notes is measured at fair value using a Monte Carlo model that fair values the conversion option.

The convertible note option liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model for the convertible note option liability were as follows:

	September 30, 2025	December 31, 2024
Stock Price	$1.83	$3.81
Expected term (years)	0.45	1.2
Volatility	75.0%	75.0%
Risk-Free Rate	4.16%	4.18%
Interest rate	6.24%	6.49%

Nine Months Ended September 30, 2025
Balance, beginning of period, December 31, 2024	$60,000
Change in fair value	(60,000)
Balance, end of period	$-

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

The following table presents the changes in fair value of the Earn-Out Share Liability:

Nine Months Ended September 30, 2025
Balance, beginning of period, December 31, 2024	$15,560,000
Change in fair value	13,520,000
Balance, end of period	$2,040,000

The key inputs for the Earn-out Share Liability were as follows:

	September 30, 2025	December 31, 2024
Stock Price	$0.62	$6.5
Expected term (years)	9	10
Volatility	80.0%	75.0%
Risk-Free Rate	4.18%	3.81%

16 - EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the nine months ended September 30, 2025 and 2024, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$1,375,294	$(33,323,555)	$(1,736,512)	$(46,620,619)
Denominator:
Weighted-average common shares outstanding	45,644,909	22,292,374	40,325,293	20,217,081
Net income (loss) per share – basic:	$0.03	$(1.49)	$(0.04)	$(2.31)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	1,375,294	(33,323,555)	(1,736,512)	(46,620,619)
Denominator:
Weighted-average common stock outstanding	45, 644,909	22,292,374	40, 325,293	20,217,081
Stock options, RSUs, warrants, Earn-Out Liability, and convertible notes outstanding to purchase shares of common stock	25,487	-	-	-
Total common and common equivalent shares outstanding	45,670,396	22,292,374	40, 325,293	20,217,081
Net income (loss) per share – diluted:	$0.03	$(1.49)	$(0.04)	$(2.31)

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options outstanding to purchase shares of common stock and RSUs	4,453,687	-	4,299,474	-
Public Warrants	6,384,326	1,179,712	6,384,326	397,559
SPAC Private Placement Warrants	5,256,218	971,258	5,256,218	327,310
Private Veea Warrants	159,307	29,437	159,307	9,920
2025 Investor Warrants	4,694,429	-	1,582,006	-
Convertible Notes	233,333	193,333	139,288	64.444

The weighted average potential shares of common stock that were excluded from the calculation of net income (loss) per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earn-Out Liability	4,500,000	-	4,500,000	-

17 - EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the nine months ended September 30, 2025 and 2024, totaled $73,899 and $116,879, respectively. A total of $237,997 is reflected in accrued expenses in the condensed consolidated balance sheet for matching contributions accrued but not yet paid.

18 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2025, the date of these financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the nine months ended September 30, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Veea should be read together with our audited consolidated financial statements and unaudited consolidated condensed financial statements. In addition to our historical consolidated financial information, this discussion includes forward-looking information regarding our business, results of operations and cash flows, and contractual obligations and arrangements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Company’s most recent Annual Report on Form 10-K filed with the SEC on April 15, 2025 (the “2024 10-K”).

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions, whether or not identified in this Quarterly Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about the ability of the Company to:

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	risks related to its current growth strategy and the Company’s ability to generate revenue and become profitable;

●	market acceptance of its platform and products;

●	the length and unpredictable nature of its sales cycles;

●	Veea’s reliance on distribution and partnering arrangements and third-party manufacturers;

●	cybersecurity incidents, security vulnerabilities, and real or perceived errors, failures, defects, or bugs in its platforms or products;

●	the ability to maintain the listing of our common stock and public warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors, and our ability to attract and retain key personnel;

●	macroeconomic conditions; and

●	each of the other factors detailed under the section entitled “Risk Factors.”

Forward-looking statements are provided for illustrative purposes only and are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the factors discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report and as disclosed on the 2024 10-K, could affect the future results of the Company, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report.

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

In addition, this Quarterly Report contains statements of belief and similar statements that reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company as of the date of this Quarterly Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements

Company Overview

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

Recent Developments

August 2025 Public Offering

On August 14, 2025, the Company closed a public offering of 9,189,096 shares of common stock and warrants to purchase up to 9,189,096 shares of common stock at a combined offering price of $1.00 per share and accompanying warrant (the “August 2025 Public Offering”). The Company received aggregate cash gross process of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The warrants have an exercise price of $1.10 per share, are exercisable immediately, and will expire five years from the original issuance date. Included in the aggregate securities issued are 3,239,096 shares of common stock and accompanying warrants that were issued to NLabs Inc. in consideration and satisfaction of the NLabs 2025 Notes. The Company is using the net proceeds from the August 2025 Public Offering for investments in inventory and the Company’s customer support infrastructure and for other working capital and general corporate purposes.

Supply Agreement

On August 7, 2025, Private Veea entered into a Framework Agreement for the Licenses, Equipment and Services (the “Supply Agreement”) with RadioMovil Dipsa, S.A. De C.V. (“Telcel”), a Mexican wireless telecommunications company owned by América Móvil, effective August 7, 2025. The Supply Agreement was signed by the parties following the completion of an extensive certification and homologation process with Telcel; and the successful completion of trials with certain Telcel enterprise customers of the Company’s VeeaHub STAX® -5G product, incorporating Telcel SIM cards.

The Supply Agreement sets forth the general guidelines, terms and conditions that govern the solution implementation and marketing, as well as the provisioning of the services provided by VeeaSystems. Under the agreement, VeeaSystems will supply a comprehensive Platform-as-a-Service solution featuring 5G-based Fixed Wireless Access (FWA) through its VeeaHub STAX®-5G device, which incorporates 4G and 5G cellular connectivity, Wi-Fi 6 Access Point, IoT gateway, storage and Linux server capabilities to deliver connectivity with integrated AI-driven cybersecurity services, managed connectivity, and monitoring tools while capable of hosting applications on STAX-5G including third-party application. The parties have agreed to work together in the development of the marketing strategy, branding and promotion of Private Veea’s services to Telcel’s customers in Mexico. The agreement provides for an initial term of three years and automatically renews for successive one-year terms, unless either party elects not to renew upon 90-day prior notice.

Appointment of Acting Chief Financial Officer

On July 15, 2025, Randal V. Stephenson was appointed as the Company’s Acting Chief Financial Officer.

Appointment of Acting Chief Revenue Officer

On July 15, 2025, Mr. Helder Antunes, a current member of the Company’s Board of Directors, was appointed as the acting Chief Revenue Officer.

Acquisition of Assets of Crowdkeep, Inc.

Asset Purchase Agreement

On May 13, 2025, the Company entered into an Asset Purchase Agreement with Crowdkeep, Inc., a Delaware corporation (the “Seller”), pursuant to which, subject to the terms and conditions set forth in the APA, the Company acquired upon the closing certain assets of Seller relating to Seller’s IoT technology platform business, free and clear of any liens other than certain specified liabilities of Seller that are being assumed in consideration for the issuance to the Seller of 4,065,689 shares of common stock.

Note Purchase Agreements and Convertible Promissory Notes

On April 17, 2025, and May 13, 2025, the Company and the majority stockholder of the Seller (“Crowdkeep Investor”), entered into two Note Purchase Agreements (the “Crowdkeep Note Purchase Agreements”). Pursuant to the Crowdkeep Note Purchase Agreements, the Crowdkeep Investor loaned to the Company an aggregate of $1,000,000 in two tranches (the “Crowdkeep Loans”), of which $500,000 was provided on April 17, 2025 and $500,000 was provided on May 13, 2025. In connection with the entry into the Crowdkeep Note Purchase Agreements, the Company issued to the Crowdkeep Investor unsecured convertible promissory notes (the “Crowdkeep Convertible Notes”). The Crowdkeep Convertible Notes have an aggregate principal amount of $1,000,000, and the interest accrues at an annual rate of 8%. The maturity dates of the Crowdkeep Convertible Notes are April 17, 2026, and May 13, 2026, respectively.

Pursuant to the terms of the Convertible Notes, upon an event of default, the outstanding principal amount of the applicable Crowdkeep Convertible Note, plus accrued but unpaid interest, will become immediately due and payable in full. Events of default include failure to pay any principal or interest amounts under the Crowdkeep Convertible Notes, failure to perform covenants in the Crowdkeep Convertible Notes and certain bankruptcy and insolvency conditions of the Company. The Company may prepay all or any portion of the Crowdkeep Convertible Notes at any time. The Crowdkeep Convertible Notes are convertible, in whole or in part, into shares of the common stock (the “Crowdkeep Conversion Shares”) at the option of the Crowdkeep Investor, at a price per share of $5.00 subject to certain equitable adjustments. The Crowdkeep Convertible Notes will automatically convert on the date that the closing price of the common stock is at $7.50 or above for ten (10) consecutive trading days within any consecutive thirty (30) trading day period, equal to the lesser of (i) $7.50 per share and (ii) 20% multiplied by the VWAP (calculated as set forth in the Crowdkeep Convertible Notes) for the prior consecutive thirty (30) trading day period, in each case subject to certain equitable adjustments. The Crowdkeep Note Purchase Agreements and Crowdkeep Convertible Notes include other customary terms and conditions.

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

For the three months ended September 30, 2025 compared to three months ended September 30, 2024 and the nine months ended September 30, 2025 compared to three months ended September 30, 2024

The following table sets forth Veea’s unaudited statements of operations data for the three and nine months ended September 30, 2025 and 2024, respectively. Veea has prepared the data on a consistent basis with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, included in the 2024 10-K. In the opinion of Veea’s management, the unaudited three and nine month financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	For the Three Months Ended		$	%
	September 30, 2025	September 30, 2024	Change

Revenues, net	$144,926	$50,683	$94,243	186%
Cost of Goods Sold	53,006	14,997	38,009	253%
Gross profit	91,920	35,686

Operating Expenses:
Product development	-	356,761	(356,761)	-100%
Sales and marketing	15,555	80,937	(65,382)	(81)%
General and administrative	4,522,588	1,989,095	2,533,495	127%
Transaction costs including those incurred with contingent earn-out share liability	-	55,038,544	(55,038,544)	NM
Depreciation and amortization	216,436	67,730	148,706	220%
Total operating expenses	4,754,579	57,533,067
Loss from operations	(4,622,659)	(57,497,381)

Other Income (Expense):
Other income	879	8,739	(7,860)	(90)%
UK R&D tax credit	1,223,328	1,251,243	(27,915)	(2)%
Loss on initial issuance of convertible note	-	(1,770,933)	1,770,933	NM
Change in fair value of convertible note option liability	270	607,067	(606,797)	NM
Change in fair value of warrant liabilities	555,498	(220,373)	775,871	NM
Change in fair value of Earn-Out Share Liability	4,720,000	24,750,000	(20,030,000)	(81)%
Other expense	(19,155)	(36)	(19,120)	NM
Interest expense	(442,867)	(451,881)	9,014	(2)%
Total other income (expense)	6,037,953	(24,173,826)
Net income (loss)	$1,375,294	$(33,323,555)

	For the Nine Months Ended		$	%
	September 30, 2025	September 30, 2024	Change

Revenues, net	$232,094	$108,264	$123,830	114%
Cost of Goods Sold	58,156	57,687	469	1%
Gross profit	173,938	50,577

Operating Expenses:
Product development	164,878	1,152,930	(988,052)	-86%
Sales and marketing	364,856	459,341	(94,485)	-21%
General and administrative	14,531,883	13,091,503	1,440,380	11%
Transaction costs including those incurred with contingent earn-out share liability	25,000	55,038,544	(55,013,544)	NM
Depreciation and amortization	421,096	205,111	215,985	105%
Total operating expenses	15,507,713	69,947,429
Loss from operations	(15,333,775)	(69,896,852)

Other Income (Expense):
Other income, net	2,112	21,398	(19,286)	(90)%
UK R&D tax credit	1,223,328	1,251,243	(27,915)	(2)%
Loss on initial issuance of convertible note	-	(1,770,933)	1,770,933	NM
Change in fair value of convertible note option liability	60,000	607,067	(547,067)	(90)%
Change in fair value of warrant liabilities	660,622	(220,373)	880,995	NM
Change in fair value of Earn-Out Share Liability	13,520,000	24,750,000	(11,230,000)	(45)%
Other expense	(46,351)	(9,346)	(37,005)	NM
Interest expense	(1,822,448)	(1,352,823)	(469,625)	35%
Total other income (expense)	13,597,263	23,276,233
Net income (loss)	$(1,736,512)	$(46,620,619)

Revenue, net

The Company generated revenue of $144,926 and $50,683 for the three months ended September 30, 2025 and 2024, and revenue of $232,094 and $108,264 for the nine months ended September 30, 2025 and 2024, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices. Our focus over the past several years has been on field testing and refining our product to meet customer needs as well as market developments. As a result of these efforts, we expect revenue to grow over the next several quarters through the sales of our hardware, licenses and subscriptions. We are especially focused in four principal market opportunities: 1) Digital Equity and Inclusion, 2) Energy and Sustainability solutions for Smart Buildings and Climate Smart Agriculture, 3) Convergence of Fixed, Wireless, and 5G Networks, and 4) Smart Retail and Smart Warehouses.

Cost of Goods Sold

Cost of goods sold increased by $38,009, or 253%, in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Cost of goods sold stayed flat for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The disparity is primarily related to an increase in service-based revenue in the quarter.

Product Development Expense

Product development expense decreased by $356,761 or 100%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and decreased by $988,052 or 86%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in product development expenses was due to decreased internal development costs during the period.

Sales and Marketing Expense

Sales and marketing expense decreased by $65,382 or 81%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and sales and marketing expense decreased by $94,485, or 21%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease is primarily due to a reduction in unpaid customer pilots.

General and Administrative Expense

General and administrative expense increased by $2,533,495, or 127%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased by $1,440,379, or 11%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is primarily related to certain non-capitalized expenses associated with the August 2025 Public Offering, and increased costs of additional personnel, resources, and administrative costs associated with the Company’s sales activities.

Depreciation and Amortization

Depreciation and amortization increased by $148,704 or 220%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased by $215,985 or 105%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to additional amortization for the technology assets acquired from Crowdkeep, Inc. in May 2025.

Other income, net

Other income, net relates to immaterial non-operating transactions incurred during the period. These amounts were immaterial for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2025 and 2024.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities is comprised of the fair value adjustments to the convertible note option liability, SPAC Private Placement Warrants, the Earn-Out Share Liability, and the 2025 Investors Warrants at balance sheet date. The gain on the change in fair value of conversion note option liability of $270 for the nine months ended September 30, 2025, was determined using a Black-Scholes option pricing model. The gain on the change in fair value of the SPAC Private Placement Warrant of $555,498 for the nine months ended September 30, 2025, was determined based on the trading value of the Public Warrants and the Black-Scholes option pricing model. The gain on the change in fair value of the Earn-Out Share Liability of $4,720,000 for the nine months ended September 30, 2025, was determined using a Monte Carlo simulation. A significant driver of the changes in fair value was due to the decline in the Company’s stock price.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2025 and 2024.

Interest expense

Interest expense decreased by $9,014 or 2%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Interest expense increased by $469,625, or 35%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to additional draws on our revolving line of credit and new related party notes entered into during the nine months ended September 30, 2025.

Liquidity and Capital Resources

During the three months ended September 30, 2025 and 2024, we incurred operating losses of $4.7 million and $57.5 million, respectively, and during the nine months ended September 30, 2025 and 2024, we incurred operating losses of $15.3 million and $69.9 million, respectively, and had an accumulated deficit of $219.6 million as of September 30, 2025. Since our inception, we have incurred significant operating losses and negative cash flows. The Company expects to continue to incur net losses as it continues to grow and scale its business. As of September 30, 2025, we had cash of $1,071,151 and outstanding debt of $17.5 million, of which $750,000 was outstanding under the September 2024 Notes, $1.0 million was outstanding under the unsecured convertible promissory notes issued by the Company to the majority stockholder of Crowdkeep in May 2025, $14.0 million was outstanding under the working capital facility, and $1.8 million was outstanding under a notes payable with an inventory vendor.

Although the Company has had recurring losses each year since inception, the Company plans to fund its operations and capital funding needs for the next 12 months with revenue generated from operations and through a combination of private and public equity offerings including, without limitation, anticipated revenue generated under the Supply Agreement entered into with Telcel, the proceeds of the August 2025 Public Offering completed on August 14, 2025, receipt of the cash tax refund of approximately $1.2 million in respect of the Company’s UK subsidiary’s 2023 and 2024 research and development activities, and potential additional investments in the form of debt or equity to fund operating deficits from existing and/or new investors, including related parties, which may include the Company’s CEO and his affiliates.

Based in part on the above-referenced opportunities and initiatives, the Company has a reasonable basis to believe it has alleviated substantial doubt regarding its ability to continue as a going concern. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three Months Ended
	September 30, 2025	September 30, 2024
ADJUSTED EBITDA:
Net income (loss)	$1,375,294	$(33,323,555)
Adjustments:
UK R&D tax credit	(1,223,328)	(1,251,243)
Interest expense	442,867	451,881
Depreciation and amortization	216,434	67,730
EBITDA	811,266	(34,055,187)
Other income, net	(879)	(8,739)
Other expense	19,155	36
Loss of initial issuance of convertible note	-	1,770,933
Change in fair value of conversion note option liability	(270)	(607,067)
Change in fair value of warrant liabilities	(555,498)	220,373
Change in fair value of Earn Out Shares Liability	(4,720,000)	(24,750,000)
Transaction costs	-	55,038,544
Share-based compensation	319,211	59,385
ADJUSTED EBITDA	$(4,127,015)	$(2,331,722)

	For the nine Months Ended
	September 30, 2025	September 30, 2024
ADJUSTED EBITDA:
Net loss	$(1,736,512)	$(46,620,619)
Adjustments:	-
UK R&D tax credit	(1,223,328)	(1,251,243)
Interest expense	1,822,448	1,352,823
Depreciation and amortization	421,096	205,111
EBITDA	(716,296)	(46,313,928)
Other income, net	(2,112)	(21,398)
Other expense	46,351	9,346
Loss of initial issuance of convertible note	-	1,770,933
Change in fair value of conversion note option liability	(60,000)	(607,067)
Change in fair value of warrant liabilities	(660,622)	220,373
Change in fair value of Earn-Out Share Liability	(13,520,000)	(24,750,000)
Transaction costs	25,000	55,038,544
Share-based compensation	759,123	394,234
ADJUSTED EBITDA	$(14,128,556)	(14,258,963)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company and accordingly we are not required to provide information required by this Item. Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report on the 2024 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our 2024 10-K, other than as set forth below.

Our failure to meet the listing standards of the Nasdaq Stock Market LLC ("Nasdaq") could result in the delisting of our common stock and publicly traded warrants (the “Public Warrants”). Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.

On September 29, 2025, we received a notice from the Listing Qualifications Department (the “Staff”) of Nasdaq, notifying us that, because the closing bid price for its common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Lising Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice has no immediate effect on the listing of our common stock and Public Warrants on the Nasdaq Global Market and the common stock and the Public Warrants will continue to trade on The Nasdaq Global Market under the symbols “VEEA” and “VEEAW,” respectively, at this time. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until March 30, 2026, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 30, 2026; provided, however, pursuant to Nasdaq Listing Rule 5810 (c)(3)(H), Nasdaq may, in its discretion, require us to satisfy the Minimum Bid Price Requirement for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the Minimum Bid Price Requirement.

On September 29, 2025, we received a notice from the Staff notifying us that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of our listed securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) to maintain a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Rule”). The notice has no immediate effect on the listing of our securities on The Nasdaq Global Market and the securities will continue to trade on The Nasdaq Global Market at this time. Pursuant to Nasdaq Listing Rule 5810(c)(3)(D), we have been provided a period of 180 calendar days, or until March 30, 2026, to regain compliance with the MVPHS Rule. To regain compliance during this 180-day compliance period, the minimum market value of publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days.

On September 29, 2025, we received a deficiency letter from the Staff notifying the Company that, for at least 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). The notice has no immediate effect on the listing of our securities on The Nasdaq Global Market and the securities will continue to trade on The Nasdaq Global Market at this time. Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until March 30, 2026, to regain compliance with the MVLS Requirement. If at anytime during this compliance period our MVLS closes at $50 million or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. If we do not regain compliance with the MVLS Requirement, its securities will be subject to delisting.

There can be no assurance that we will continue to meet the Bid Price Requirement, the MVPHS Rule, the MVLS Requirement or any other Nasdaq continued listing requirements, in the future. If we fail to meet any of these requirements, including the Bid Price Requirement, the MVPHS Rule or the MVLS Requirement, Nasdaq may again notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were delisted from Nasdaq, trading of our common stock and Public Warrants could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our common stock and Public Warrants will be eligible for trading on such alternative exchange or market. Additionally, if our common stock were delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.

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

November 14, 2025