Form 10-K
period 2025-12-31
VEEA INC.
filed 2026-04-15
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $40,030,752.

As of April 10, 2026, there were 50,407,567 shares of the registrant’s common stock outstanding.

i

FREQUENTLY USED TERMS AND BASIS OF PRESENTATION

As used in this Annual Report, unless otherwise noted or the context otherwise requires, references to:

●	“2025 Investor Warrants” means certain common warrants sold in the August 2025 Offering, and each common warrant is exercisable for one share of common stock at an exercise price of $1.45 per share.

●	“Annual Report” means this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

●	“Assumed Warrants” means the warrants of the Company that were converted from certain former warrants of Private Veea held by certain institutional investors at the Closing of the Business Combination, and each common warrant is exercisable for one share of common stock at an exercise price of $10.19 per share.

●	“Board” means the board of directors of the Company.

●	“Business Combination Agreement” means that certain Business Combination Agreement, dated November 27, 2023, as amended on June 13, 2024 and September 13, 2024, by and among Plum, Plum SPAC Merger Sub, Inc, and Private Veea.

●	“Business Combination” means the merger and the other transactions closed on September 13, 2024, pursuant to the Business Combination Agreement.

●	“Bylaws” means the bylaws of the Company as in effect on the date of this Annual Report.

●	“Charter” means the certificate of incorporation, as amended, of the Company as in effect on the date of this Annual Report.

●	“Closing of the Business Combination” means the closing of the Business Combination.

●	“common stock” means the common stock, par value $0.0001 per share, of the Company.

●	“Company” means Veea Inc., a Delaware corporation.

●	“DGCL” means the General Corporation Law of the State of Delaware.

●	“GAAP” means the United States generally accepted accounting principles, consistently applied.

●	“Governing Documents” means the Company’s (i) Charter and (ii) Bylaws.

●	“Listed Securities” means the common stock and public warrants of the Company.

●	“Nasdaq” means The Nasdaq Stock Market LLC.

●	“NLabs” means NLabs Inc. a Delaware corporation.

●	“NLabs 2026 Warrants” means the common warrants issued by the Company to NLabs on March 30, 2026, and each common warrant is exercisable for one share of common stock and has an exercise price of $0.503.

●	“Plum IPO” means Plum’s Initial Public Offering that was consummated on March 15, 2021.

●	“Plum Sponsor” means Plum Partners LLC, a Delaware limited liability company, which was dissolved in December 2024.

●	“Plum” means Plum Acquisition Corp. I, a Cayman Islands exempted company, prior to the Closing of the Business Combination.

●	“Private Veea” means VeeaSystems following the Closing of the Business Combination and prior to the Closing of the Business Combination, Veea Inc.

●	“Private Warrants” means the NLabs 2026 Warrants, White Lion Warrants, 2025 Investor Warrants, the SPAC Private Placement Warrants, and the Assumed Warrants.

●	“public warrants” means the publicly traded warrants of the Company that are redeemable warrants sold as part of the units in the Plum IPO or acquired in the secondary market, and each public warrant is exercisable for one share of common stock and has an exercise price of $11.50 per share.

●	“SEC” means the Securities and Exchange Commission.

●	“Securities Act” means the Securities Act of 1933, as amended.

●	“Series A Preferred” means Series A convertible preferred stock, par value $0.0001 per share, of the Company.

●	“SPAC Private Placement Warrants” means the warrants that were issued to the Plum Sponsor simultaneously with the consummation of the Plum IPO, and each SPAC Private Placement Warrant is exercisable for one share of common stock and has an exercise price of $11.50 per share.

●	“Transfer Agent” means Continental Stock Transfer & Trust Company, a New York limited purpose trust company.

●	“VeeaSystems” means VeeaSystems Inc. a Delaware corporation and wholly owned subsidiary of the Company.

●	“Warrant Agreement” that certain Warrant Agreement, dated as of March 18, 2021, by and between Plum and the Transfer Agent, as the warrant agent, which sets forth the expiration and exercise price of and procedure for exercising the SPAC Private Placement Warrants and public warrants.

●	“White Lion” means White Lion Capital, LLC, a Nevada limited liability company.

●	“White Lion Notes” means certain unsecured convertible promissory notes issued or to be issued to White Lion pursuant to the Note Purchase Agreement, dated as of January 14, 2026, which notes are convertible into shares of common stock at a price per share equal to the lesser of (i) $0.75 per share and (ii) 90% of the lowest VWAP for the prior consecutive ten trading-day period.

●	“White Lion Warrants” means the common warrants issued by the Company to White Lion on January 14, 2026, and each common warrant is exercisable for one share of common stock and has an exercise price of $0.505 per share, and such similar warrants to be issued to White Lion from time to time pursuant to the White Lion Note Purchase Agreement.

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

Cautionary Note Regarding Forward-looking Statements

This Annual Report contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions, whether or not identified in this Annual Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about the ability of the Company to:

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	risks related to Veea’s current growth strategy and Veea’s ability to generate revenue and become profitable;

●	market acceptance of Veea’s platform and products;

●	the length and unpredictable nature of Veea’s sales cycles;

●	Veea’s reliance on distribution and partnering arrangements and third-party manufacturers;

●	cybersecurity incidents, security vulnerabilities, and real or perceived errors, failures, defects, or bugs in Veea’s platforms or products;

●	the ability to maintain the listing of our Listed Securities on Nasdaq, and the potential liquidity and trading of such securities;

●	our public securities’ potential liquidity and trading;

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably and retain its key employees;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the completion of the Business Combination, and our ability to attract and retain key personnel;

●	macroeconomic conditions; and

●	each of the other factors detailed under the section entitled “Item 1A. Risk Factors.”

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

PART I

ITEM 1. BUSINESS.

We were originally incorporated under the name “Plum Acquisition Corp. I.” as a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. As discussed in this Annual Report, we completed the Business Combination on September 13, 2024, and changed our name to “Veea Inc.”

We are dedicated to simplifying the journey towards creating a world in which virtually everyone and everything is intelligently connected, while bringing applications and AI to the edge of the network. Most service providers, equipment suppliers, system integrators and even hyperscalers have adopted or advocated for similar solutions to various degrees either independently or in collaboration with the Company. However, to our knowledge, we are one of the first to market with patented technologies that a) bring virtualized data center capabilities to the far edge of the network, commonly referred to as the Device Edge, where all wired and wireless devices connect to the network (the “Edge”), b) spawns hyperconvergence of computing, multiaccess communications and storage, (“Edge Computing”) c) provides for Cloud-managed applications at the Edge (“Hybrid Edge-Cloud Computing”), and d) enables machine learning with AI training, inferencing, and Agentic AI at the Edge (“Edge AI”) including AI-driven cybersecurity for heterogenous networks. Such networks have given rise through any combination of our developed devices and third-party devices, with CPUs, GPUs, TPUs, DPUs and/or NPUs, that run on the VeeaONE™ platform’s software stack VeeaWare™ (“VeeaWare”). Our end-to-end edge-cloud platform is referred to as VeeaONE™ (“VeeaONE”) platform.

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented Secured Docker® containers, together with a Wi-Fi Access Point (AP) with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules referred to as the “VeeaHub” product. With an extensive patent portfolio of approximately 123 granted patents and 32 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

VeeaONE’s products, applications, and services with a distributed computing architecture, offered as a Platform-as-a-Service (“PaaS”) capability, empowering companies to capitalize on the transformative potential of Edge AI, where most of the data from smartphones, tablets, laptops, cameras, sensors, and other devices is generated, with data privacy and sovereignty, reliability, low latency for real-time decisions, bandwidth efficiency for lower data transport costs, scalability, cybersecurity, reduced costs compared to alternatives, as well as “always-on” availability for mission critical applications, and contextual awareness for people, devices and things connected to the Internet.

VeeaONE platform offers an alternative to cloud computing by enabling the formation of highly secure, but easily accessible, private clouds and networks with VeeaHub products across one or multiple user(s) or enterprise location(s) across the globe. VeeaHub products, about the size of a typical Wi-Fi Access Point (“AP”), are offered in multiple form factors having different capabilities for indoor and outdoor coverage and are both locally- and cloud-managed. VeeaONE platform provides for large scale management of VeeaHub products and third-party devices and AI-enabled applications and services with Hybrid Edge-Cloud Computing.

We have developed products and solutions for wireline and/or 5G-based fixed wireless broadband access, subscription-based managed Wi-Fi for unserved and underserved communities, converged private networks, Smart Buildings, Smart Construction, Smart Warehouses and Smart Retail – that we believe offer high potential for growth and can benefit from our products and services offerings in a way that transforms their businesses and business models in a secure, cost-effective, and meaningful manner. To date, our products and services have been successfully deployed across multiple countries and industries. We remain focused on high-growth market segments such as fixed-line or 5G-based fixed wireless broadband access, and subscription-based managed Wi-Fi for unserved and underserved communities. In both cases, broadband or Internet connectivity services include an offering of Edge applications and value-added services, including advanced AI-driven cybersecurity, through mobile network operators (“MNOs”), multiple system operators (“MSOs”), Internet Service Providers (“ISPs”), Managed Service Providers (“MSPs”), system integrators and major distributors. The industrial applications include climate smart buildings, smart farming with precision agriculture, smart warehouses and smart retail as cloud-managed converged private networks.

Since 2014, we have been actively involved in defining the standards for mobile edge computing (“MEC”) through our contribution to the publication of the first white paper by European Telecommunications Standards Institute (“ETSI”) that outlined the concept of MEC. In December 2014, ETSI formally launched the Mobile Edge Computing Industry Specification Group (“MEC ISG”) based in large part on the white paper and on our contributions. We believe that since then we have laid a strong foundation to assume a major role in making Edge AI a reality.

The innovativeness and capabilities of our platform was recognized by Gartner® in 2023 as a Leading Smart Edge Platform and named a Gartner® Cool Vendor™ in Edge Computing in 2021. We were also named in a recent Market Reports World in its research report published in October 2023 as one of the top 10 Edge AI solution providers alongside of IBM, Microsoft and Amazon Web Services (“AWS”).

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

Our Vision

We are not merely connecting devices or networks; we’re connecting businesses to outcomes, converting ideas to reality, and turning complexity into simplicity. Our platform creates intelligent connectivity, transforming intricate technological landscapes into streamlined environments that anyone can leverage as a new and more capable type of product that is being introduced into the customer’s environment with one or two mission critical applications downloaded and instantiated initially with more to come.

Since the inception of our Company in 2014, we have developed a comprehensive end-to-end Hybrid Edge-Cloud Computing (“HEC”) platform capable of delivering turnkey applications, broad range of computing and communications services and Edge AI to the enterprises and service providers. Our current focus is on the simpler AI-driven edge solutions (e.g., SecureConnect™ and AirLynx™ as further described below), for markets with significant pent-up demand and defined business models that can scale rapidly and where we can carefully manage the technical, operational and business execution risks. This allows us to lay the foundation for becoming a category-defining leader in hyperconverged network solutions, as the key enabler of Edge AI, on a journey towards creating a world in which virtually everyone and everything is intelligently connected at the network edge. Over the last ten years at Veea, we have persevered to make Hyperconverged Infrastructure (“HCI”) with edge computing and Edge AI a reality at the edge. HCI is a critical capability that merges compute, storage, networking, and virtualization into a single, cohesive platform, perfectly suited to the unique demands of edge AI deployments.

Our founder and many other members of our team have decades of experience in creating market defining technologies and networks; for example, as one of the largest and one of the first all IP-based wireline and wireless public safety networks in the world, the NYCWiN network designed, developed and deployed in New York City beginning in 2009 under contract with Northrop Grumman. Leveraging this experience, we imagined a world based on federation of edge networks, similar to this public safety network, deployed by service providers and enterprises across cities that is focused on cybersecure, intelligent, protects user data privacy, and fully networked with distributed computing that, in our belief, just simply works as it expands without significant integration, on-going maintenance or IT/OT expertise.

From the end-users’ perspective, the primary difference between pure cloud computing and VeeaONE platform is in the fact that, for those capabilities that are typically cloud-only solutions but the end-users require them to be at the edge, for reasons of data privacy, latency, application of AI, etc., VeeaONE transparently brings those cloud capabilities to as far as the Device Edge with heterogenous computing and communications networks supported by VeeaHub products for device and network management together with third-party devices that are capable of running VeeaONE platform software. The primary benefits delivered by VeeaONE platform for different use cases at the edge include:

●	Optimal latency for real-time decisions at the edge vs. round-trip cloud delay,

●	Lower data transport costs,

●	Data privacy and sovereignty,

●	Reliability including “always-on” availability for mission critical applications and fault tolerance if required,

●	Scalability, especially, with heterogenous networks supported by Veea’s full-stack edge-to-cloud software platform,

●	Contextual awareness of connected device at the edge,

●	Improves resilience in intermittent connectivity scenarios, addressing connectivity and networking challenges with data traffic micro-segmentation and network profiles at the edge,

●	Supports compliance with regional data sovereignty regulations, and

●	Significant cost savings compared to alternatives.

Edge AI, the ability to run intelligent algorithms locally, literally on machines or devices, or in short proximity of where data is generated, giving rise to how we live, work, and move, while helping to create new industries, redefining mobility, revolutionizing healthcare, transforming energy systems, and enabling more human-centered experiences. By moving AI from centralized clouds to the very edge of networks, Edge AI enables a new generation of autonomous machines and experiences that were once confined to science fiction. We believe that the societal impact will be profound. Edge AI market size in 2024 was on the order of US$20.8 billion, and is expected to reach US$24.9 billion in 2025, and US$66.5 billion by 2030, with a 21.7% CAGR (2025–2030).

It is important to differentiate between an investment into an Edge AI-enabling infrastructure company, such as Veea with VeeaONE platform providing for Physical AI and inferencing, vs. a foundational AI model development company or other model developers (e.g., OpenAI or Edge Impulse), developing Large Language Models (“LLMs”), Small Language Models (“SLMs”), Agentic AI, federated machine learning, etc. In some cases, certain versions of these models are freely made available on an introductory basis or longer-term in order to rapidly penetrate into a vast potential market. However, as headlined on a daily basis, AI models evolve at breakneck speed.

In contrast, once HCI is deployed, spanning compute, storage, LAN/WAN networking, including 5G, and virtualization, it forms a foundational, integrated backbone for IT/OT at the edge for many enterprises and even consumer use cases beyond Edge AI. It is the equivalent of the cloud computing at the edge, regardless of how and what applications are served up by the customers of AWS or Microsoft Azure that may come and go, the Cloud remains and evolves slowly.

However, in the case of VeeaONE-based solutions, solutions are deployed to serve a primary AI-driven use case such as 5G-based broadband connectivity with AI-driven cybersecurity, an AI-powered building management system, AI-enabled precision agriculture, or a Smart City deployment. In general, VeeaONE platform is designed for delivering:

●	Long lifecycle with modular scaling, upgrades and low replacement frequency on a heterogenous network.

●	Simplified operations, centralized management, and built-in redundancy ensuring high availability.

●	Cost efficiency, resource consolidation, and resilience that support even heavy AI workloads with a range of AI-accelerated third-party devices that are specifically designed to serve the use case.

●	Adaptability, large number of open source models available to choose from for the edge use cases such as frameworks that support edge-optimized inferencing, including TensorFlow Lite, ONNX Runtime, PyTorch Mobile, NVIDIA TensorRT, Intel OpenVINO, or Edge-focused Models such as Latent AI, Neural Magic or Edge Impulse.

Feature	AI Models	HCI Infrastructure
Pace of Innovation	Rapid; fleeting leadership, new models weekly	Slow to change; stable over years post-installation

Lifecycle	Short-term relevance; frequent model updates	Long-term deployment; rarely replaced

Competitive Dynamics	Hypercompetitive; based on compute, data	Infrastructure is standard; competitive edge in execution

Operational Role	Enables new capabilities but constantly shifts	Provides reliable core platform supporting all workloads

Our Business Principals

We are a fast-growing operating business, with an end-to-end next generation AI-enabled hybrid edge-cloud computing and communications platform that delivers groundbreaking applications and services at the “Device Edge”, where people, devices and things (e.g., sensors, appliances, machines, robots, drones, etc.) connect to the public and private networks, augmenting or replacing the end-users’ cloud services. We empower our customers by delivering intuitive software and unified hardware solutions that enable local computing, intelligent networking, and advanced AI applications to work together seamlessly. By making these solutions easy to deploy, orchestrate, and scale, we aim to remove technological barriers, freeing innovators to innovate. Our tagline, “Intelligently Connected,” reflects this commitment.

VeeaONE platform provides for large scale management of VeeaHub products and third-party devices and AI-enabled applications and services with Hybrid Edge-Cloud Computing similar to how Android OS platform does it for Android devices. Our platform flexibly supports a highly scalable business model for B2B and B2B2C delivery of products and services to a diverse range of customers. Our products and services have been deployed extensively for various use cases in several countries.

In summary, for reliable delivery of the applications and AI at the edge, the following are some of the key considerations:

●	Cybersecure broadband delivery with failover, over fiber, 5G, or certain satellite backhaul, enable higher data throughput, latency reduction and resiliency, which are key for most enterprise applications, especially, if AI is applied to use cases that support real-time operations at the edge.

●	IT and OT convergence is required for many enterprise use cases and fosters significant efficiencies but increases vulnerability, amplifying cybersecurity needs.

●	AI provides the brains behind real-time sensing, improved operational efficiencies, predictive maintenance, and threat detection, utilizing the data collected and processed at the Device Edge.

●	The synergy across broadband, IT/OT, AI, and cybersecurity is driving the emergence of intelligent, secure, and resilient digital infrastructure represented by VeeaONE platform.

Growth Strategy

Our business growth strategy is focused on leveraging three key paths to market:

●	Service Providers - Providing for broadband access, cybersecurity, or dedicated private networks with the offerings that may include any combination of 5G fixed wireless access, subscription-based managed Wi-Fi, variations of edge computing and standardized MEC, solution-specific Edge AI (e.g., loss protection, inventory management, common area surveillance, etc., with computer vision models) and, in some cases, their own customized applications, developed through the Veea developer portal to offer highly differentiated services that locks in the current customer base and reduces churn.

●	System Integrators – Aligned with our edge-focused products and services, system integrators working on digital transformations incorporate VeeaONE platform capabilities with solutions customized for enterprise customers.

●	Major Distributors – Major distributors and resellers of Honeywell Niagara framework or those specializing in telecommunications and security technology.

Our business model is partially based on global demands from the Americas, EMEA and APAC regions for a product platform and software services for the generation of new revenue streams, with lower recurring costs, compared to traditional network infrastructure that lacks automation of service delivery and entails substantial ongoing operational support and network maintenance costs (e.g., traditional cybersecurity solutions for small businesses). We believe we are uniquely positioned in the marketplace, leveraging our strengths with our business model, including the following:

●	Comprehensive, full suite of hardware and software services with a strategic focus on high-growth segments in emerging markets and underserved areas in mature markets for broadband services and edge applications including cybersecurity, smart buildings, smart energy and sustainability solutions.

●	Aligned customers with value propositions where Veea and our customers benefit in the creation of new revenue streams with recurring revenue.

●	Innovation-driven, a technology-centric platform that redefines capabilities of connecting people, places, and things to the internet with greater efficiency with edge applications.

●	Highly automated capabilities for network service providers and enterprises to harness the power of software for improved customer experiences and reduced manual labor.

Business Strategy

Our target markets represent the fastest growing market segments for a new generation of Edge AI-driven broadband services, IT/OT, and cybersecurity. To our knowledge, relative to the primary market segments currently served, no solution provider currently offers a direct alternative to VeeaONE platform with the range of fully integrated communications and computing capabilities (i.e., hyperconverged), applications, services, solutions, and cloud management as cost-effectively as provided through the VeeaONE platform. Especially, given that the network operators, service providers, system integrators, and most enterprises, typically require a complete fully integrated cybersecure solution for their use cases, we believe that the markets for our fully integrated cloud-managed products and turnkey solutions have arrived and with sufficient working capital Veea has a significant opportunity for major growth.

Our core focus is time to revenue in segments that we believe present highly scalable business opportunities through primarily with MNOs, MSOs, ISPs, MSPs, SIs and other major distributors as our primary distribution channels through our:

1. SecureConnect™ Service Platform (“SecureConnect”) enables the service providers to deliver an all-in-one solution, with a compact model of VeeaHub product that fits in the palm of your hand (i.e., “STAX” and “STAX-5G”), combining high-speed wired and/or wireless broadband, including 5G Fixed Wireless Access (“FWA”), router, firewall with enterprise-grade cybersecurity protection, storage, IoT gateway, and AI-enabled applications for cameras and other IoT endpoints, with multi-tenant cloud-based management of the entire network, devices and applications. The VeeaONE device is installed with Zero Touch Provisioning (ZTP) and can provide for broadband wireline or 5G wireless connectivity with highly advanced AI-driven cybersecurity in less than 30 minutes.

SecureConnect™ turns complex IT for delivery of broadband services, with cybersecurity, over a LAN with microsegmentation of traffic and device type profiles, that is PCI compliant for POS and payment terminals, into a plug-and-play solution with value-added services tailored for Small to Medium-size Businesses/Enterprises (SMBs/SMEs) customers. Our business model for SecureConnect provides for a monthly recurring revenue from cloud management, AI-driven cybersecurity services, and to the extent subscribed to by the end-users, IoT gateway services, AI inferencing (e.g., CCTVs with computer vision application at retail locations and construction sites) and multimodal AI agents (e.g., context-aware insights fused together with network insights such as for location-based targeted advertising based on Veea’s AdEdge™, inventory management, and other applications) to Veea as a share of the revenue collected by the service provider.

For the aforementioned reasons, we expect this product and service offering to ramp up rapidly. In the regions currently served, 43% of cyberattacks are targeted at small businesses and only some SMBs/SMEs are adequately prepared to face cyberattacks. Based on the cyber intrusion data collected to date, we believe that the AI-driven cybersecurity solution offered with SecureConnect, providing protection for data-at-rest and data-in-motion, is a better solution for protecting against AI-driven cyberattacks than traditional approaches. Based on feedback from the service provider partners and SMBs/SMEs served as well as market data, Veea SecureConnect represents a highly cost-effective and affordable solution meeting their requirements with differentiated features for this market segment.

Veea has been engaged with RadioMovil Dipsa, S.A. De C.V. (“Telcel”), a Mexican wireless telecommunications company owned by América Móvil (the “Telcel”) since early 2024 and completed the homologation and carrier certification process for STAX and STAX-5G by late 2024 with the Telcel, which then soft-launched the SecureConnect services in their coverage areas in March 2024. In August 2025, we signed a three-year agreement with Telcel, under which Veea will supply a comprehensive Platform-as-a-Service solution featuring its VeeaHub STAX®-5G device. Veea and Telcel have agreed to work together in the development of the marketing strategy, branding and promotion of solution to Telcel’s customers in Mexico.

The soft-launch of SecureConnect STAX-5G, with Telcel at their enterprise customer locations commenced in the third quarter of 2025 and, has been successful, demonstrating a fully commercialized product platform. Telcel announced its full commercial Telcel of SecureConnect to its customers in April 2026. In working together with Telcel, the initial marketing campaign and sales plans in support of our Go to Market plans have been developed. This includes Telcel’s marketing webpage, customer support and fulfillment portals. Telcel’s end-user customer contract is typically for 2 years with a Monthly Recurring Revenue (“MRR”) paid to Telcel, which is subject to revenue sharing between the parties.

We have also initiated a substantial POC with an affiliate of Telcel in another county for deployments in another region. STAX and STAX-5G products are also going through the homologation and certification process with a major ISP. STAX-5G is also being evaluated by two other network operators in several countries and we expect to initiate homologation and carrier certification with those operators.

The Serviceable and Obtainable Market (SOM) is a large percentage of TAM given the cybersecurity challenges faced by the SMBs/SMEs in the target markets. The Cybersecurity market in the soft-launch country was valued at US$12.75 billion in 2023, and is expected to reach US$23.13 billion by 2029, rising at a CAGR of 10.27%. In the soft-launch market, SMBs (for up to 7 devices, such as POS, payment terminals, laptops per user) spend between $200–$500 for a just a basic security package consisting of antivirus, firewall, vulnerability scanning, and minimal monitoring. For full-featured package such as the one offered by SecureConnect that includes cybersecurity for data-at-rest and data-in-motion, the monthly spent is significantly higher depending on the features included. Telcel’s pricing total of SecureConnect service offering, including the monthly rental fees for STAX-5G product together with VeeaCloud management, Cybersecurity service and 5G airtime fees, in total is less than the cost of the currently established cybersecurity services offered to SMBs by third-party vendors, as just a cybersecurity software and/or cloud-based service, without the edge device and many of the features that are supported through SecureConnect.

To the best of our knowledge from a cost performance perspective, range of features, including leading-edge cybersecurity service, and future-proofed with additional value-added edge services continually introduced over time, there is no direct competitor for this unique product and the retention rate of customers acquired is believed to be longer than the average subscriber base churn.

An Ericsson forecast provides that the total global Fixed Wireless Access (FWA) subscriptions will grow at 19 percent year-on-year during the 2022 to 2028 period to reach more than 300 million devices by 2028. The total market size for indoor Wi-Fi APs in 2025 is estimated to be on the order of US$17.2 billion in 2024 increasing to US$32.2 billion by 2032 with a CAGR of 8.2%.

2. AirLynx™ Service Platform is another highly unique solution delivered through VeeaONE platform for service providers to uniquely offer turnkey subscription-based “cellular-like” Wi-Fi and IoT service coverage, with edge applications, that are delivered directly to the user devices and IoT endpoints indoors and/or outdoors. The service offering is typically aimed at those use cases, locations, communities or regions that i) lack cellular coverage, such as lacking indoor coverage in an apartment building or outdoor coverage in a rural community, ii) IoT endpoints with cellular modems are not already installed, commercially available or feasible (e.g., cameras, thermostats, smart locks, etc.) or too costly (i.e., cellular modem cost or data service pricing plans). In such cases, the service provider typically considers making an investment in the AirLynx network and its operations (i.e., CapEx and OpEx) based on a business model that relies on subscription-based managed Wi-Fi and IoT endpoint services to distribute or extend the Internet connectivity brought to a location through fiber, 4G/5G or satellite backhaul services, for either local or wide-area Wi-Fi and IoT coverage, for example, in a commercial building, trailer park, rural or remote community.

In the rural or remote areas, the Internet connectivity services delivered through a satellite terminal or 4G/5G backhaul, AirLynx extends the Internet connection directly to the end-users’ Wi-Fi devices and IoT endpoints as a fully managed service over a mesh network, with network slicing over a local area network like an entire village, just like a cellular network coverage for cellphones. Especially, in the rural and remote communities in many parts of the world, where Wi-Fi only devices are either already owned (e.g., laptops, tablets, or smartphones) or can be obtained at considerably lower cost than cellular devices, the business case based on AirLynx platform solution becomes much more viable than the cellular business model for the service providers given the costs associated with the cellular network deployment and the typical in-home 4G or 5G CPE installation.

The use cases for AirLynx fall into two primary categories:

a) Places with common indoor spaces

This category is typically represented by real estate with common areas such as hospitality spaces (e.g., hotels and resorts), office buildings, coworking spaces, Multi-Dwelling Units (MDUs), condominiums and gated communities, trailer parks, dormitories, cruise ships, shopping centers, and others. In this case VeeaHub and third-party vendor products, that are running VeeaONE software stack, installed throughout the coverage area create a connectivity and computing mesh network that delivers AirLynx platform solution with cybersecure broadband and value-added services delivered directly to the subscriber devices and IoT endpoints.

In the case of places with common indoor spaces, typically the property owner elects to adopt AirLynx solution to provide for subscription-based cybersecure broadband coverage with managed Wi-Fi on a subscription-basis to the building tenants (e.g., the individual units or offices) with coverage in the common areas with value-added services, including IoT connectivity services, which are delivered directly to the end-user devices, cameras, smart locks, thermostats, security sensors, leak detectors and other IoT endpoints. The value-proposition offered, for example, by a property owner to the subscribers represents a new source of income that can increase over time with additional Edge AI-driven value-added services along with space monitoring and automation capabilities of AirLynx platform including energy and building management system, based on containerized Honeywell Niagara application uniquely offered by Veea, and predictive maintenance.

b) Areas lacking wide-area cellular coverage

Over one billion households, representing 45% of global households, are without Internet connectivity within the household dwelling with a shared CPE or router connected to a public network. This represents approximately 3.7 billion people across the globe with over 2.6 billion of the people living in those households without a cellular device or any form of Internet connectivity.

As another category of use cases, AirLynx service platform delivers affordable Internet connectivity and digital services to unserved, underserved, and remote areas. Typically, in the rural and remote areas bandwidth (i.e., throughput for Internet connectivity) is at a premium and the bandwidth-intensive applications, such as tele-education, tele-health, entertainment or gaming content, must be at least partially delivered locally to varying degrees with cached content at the edge, with or without application of AI, as opposed to purely cloud-based services.

AirLynx platform’s unique capability to run applications locally and deliver value-added services along with Internet connectivity services, enables delivery of tele-education, tele-health, tele-training, IPTV for entertainment content, public safety, smart-farming and precision agriculture, water and renewable energy management, environmental monitoring and many others. Cybersecurity, including Trust Domains and Zero Trust Network Access (ZTNA), is an embedded feature of AirLynx network solution. Moreover, wide-area private AirLynx networks support roaming between locations and communities covered by the same service provider enabling its subscriber base to access Internet and value-added services at any location with AirLynx coverage. The Wi-Fi Alliance has estimated that the global economic value of Wi-Fi, driven in part by efforts to expand coverage in rural and remote areas, effectively helping to bridge the digital divide, is a share of a total value of nearly $4.9 trillion in 2025. This immense value underscores how Wi-Fi enables affordable internet connectivity in under-served regions, supporting education, healthcare, e-commerce, IoT, and other services that drive growth and inclusion. A study, from November 2023, authored by researchers from George Mason University, University of Oxford and the IMF estimates that out of $418 billion that will be invested to connect all unconnected citizens globally, 73% will be in emerging market economies and 24% in low-income developing countries.

AirLynx network solution has been deployed to provide for wide-area coverage in multiple locations in Indonesia, Mexico, Colombia, Brazil and Uganda along with POC networks deployed in other regions. AirLynx was first deployed and demonstrated in collaboration with CableLabs and Liberty Latin America (“LLA”) to provide for Wi-Fi-based fixed broadband access and IPTV services in low-income area of Tarana Chapo, Panama, in 2021. The network has been in continuous operations without any interruptions to date. During COVID pandemic, children using Chromebook and other devices were able to connect to schools over Wi-Fi connections delivered from pole-mounted VeeaHub units. Veea is now evaluating a similar project with LLA in Jamaica.

Following Panama deployment, AirLynx was deployed in several villages in West Java and North Kalimantan, Indonesia, in 2023 in partnership with PT Bum Desa Indonesia , which is a village association with an ISP arm and is partially subsidized by the Indonesian government mandate to bring Internet connectivity with satellite backhaul to 8,000 villages throughout Indonesia. BDI has developed a number of value-added services based on applications that run on VeeaHub units in collaboration with Veea and third parties including precision agriculture, AI-powered edge-managed online school system in Indonesian language, which is being adopted for other languages with a Small Language Model (SLM), an edge-only “WhatsApp-like” type of messaging platform with text, voice and video, called HiveChat developed by Veea, that runs locally on VeeaHub units to minimize the amount of data transmitted through the satellite backhaul.

In Mexico, StarGroup, a mobile communications and satellite-based Pay TV entertainment company, in partnership with Veea has commercially deployed AirLynx Internet connectivity services offered standalone or bundled with Pay TV services. We are actively working with StarGroup on the deployment plans in more locations since successful completion of a POC and commercial lunch of the same network in Q1 2025. Through our partnership with StarGroup, we expect that StarGroup will work to roll out AirLynx networks in over hundred villages and small towns over the next 12 months. Given the Pay TV content that StarGroup can offer with or without a satellite terminal, which only differs in picture quality and upfront cost of service installation, we believe a more accelerated market penetration is feasible in those StarGroup markets that AirLynx is deployed. We have established a revenue sharing business model that generates a monthly recurring revenue for both parties.

We have also entered into a commercial trial agreement with Viasat, a global communications company that provides satellite and other communications services, that is known for its high-speed internet services and solutions for various sectors such as defense, aviation, and maritime. Under contract with Comisión Federal de Electricidad (CFE), Viasat has already deployed satellite terminals at large number of sites in different villages and small towns throughout Mexico, to eventually provide for “Internet para Todos” service, which is free “Internet for everyone” fully subsidized by the Mexican government. Viasat needs to provide wide-area coverage for Internet connectivity at every one of the aforementioned sites beyond the one site deployed in every community for satellite backhaul services. The first deployment of AirLynx with Viasat was successfully completed in Cuetzalingo, Mexico, in the third quarter of 2025 and commercially launched in the fourth quarter of 2025. Similarly, we have established a revenue sharing business model that generates a monthly recurring revenue for both parties. Given Viasat’s global operations, we expect the partnership to expand beyond Mexico.

In the case of AirLynx deployments in Uganda in partnership with BG Titan, the service provider (i.e., SOMBHA) provides for a government subsidized shared AirLynx platform infrastructure, together with a captive portal, for multiple ISPs to offer Internet connectivity at most affordable prices along with free or ad-supported secure voice, data and video communications on local networks. The Ugandan government intends to disseminate announcements and notifications to its citizens, along with various health and educational content cached at the edge, through the AirLynx networks. Phase 1 of the development activities were completed in the fourth quarter of 2025.

AirLynx network solution is cloud-managed by VeeaCloud with dynamic rules and policy management. It offers flexible billing models beyond typical cellular subscription services (e.g., time of day, usage, number of devices per subscription, device type) with Bring Your Own Device (BYOD) and subscription sharing with “friends & family”, where subscription services are consumed across designated devices on one subscription. Similar to SecureConnect services, Veea realizes revenue from the sale of VeeaHub products, network design professional services and revenue sharing with service providers.

3. MetaLynx™ Service Platform

While early justifications for edge computing were to address the costs of bandwidth by pre-processing of data at the edge before transmission to the Cloud, such as in the case of smart cities or building-automation systems, the rise of real-time applications that need fast processing and response at the edge, such as video processing and analytics, smart grid, artificial intelligence, robotics, and virtual and augmented reality have greatly expanded the range of use cases for VeeaHub platform. Many times, such applications require uninterrupted operations (e.g., mission critical applications), significantly lowers latency at most in milliseconds, data security and privacy, which are most efficiently addressed by a fully integrated edge solution.

For many IoT use cases, without even considering the application of AI, the edge nodes generate vast amounts of data. Surveillance systems today top data generation with 20-40 megabytes of data per second but there are use cases where significantly more data is produced at the edge. For these applications data need to be analyzed at the edge, communicate directly amongst local nodes, and send only filtered data or abstracted data back to the central cloud. Moreover, IoT applications, supported by Edge AI, are poised to further revolutionize various industry sectors. However, the consumers of IoT data rely on analytics “on the edge” and in the Cloud to fulfill the tremendous promise of IoT connectivity. Without analytics, an IoT connection to the network would be like trying to hear a single voice in a crowd of millions.

MetaLynx represents the culmination of the capabilities of VeeaONE platform for AI-powered Smart Edge. The combined capabilities of SecureConnect, AirLynx, and VeeaONE IoT platform together with Veea- or third party-developed applications driven by AI, presently for a number of specific and differentiated use cases described in this section. Besides the unique capabilities of SecureConnect and AirLynx, the other core capabilities of MetaLynx Service Platform around which many of the solutions for the use cases are implemented:

●	VeeaONE IoT Platform – VeeaHub IoT Gateway offers a powerful IoT capability with Edge AI. With Bluetooth Classic and BLE, Zigbee/Thread/Matter modules, with LoRaWAN gateway made available on certain indoor and outdoor models, and vMesh extending the IoT connections on a wide area basis, along with onboard data processing and virtualized software environment for edge applications. In particular, to our knowledge, VeeaHub VHH09 outdoor “All-in-One” product is currently the only product in the market with an integrated LoRaWAN gateway, cellular module for private and public network connections, runs applications at the edge with sufficient memory and storage for IoT use cases standalone or on a mesh network, and cloud and/or local management of VeeaHub units deployed. VHH09 and other VeeaHub units with LoRaWAN gateway, can run the entire LoRaWAN stack and application server on the VeeaHub unit without any cloud dependency. It can provide coverage to thousands of LoRa sensors typically over 10-20 mile radius in the rural areas, depending on the height of installation and type of terrain. LoRaWAN has become a cornerstone of global low-power wide-area network deployments, demonstrating steep growth across industries like smart cities, agriculture, utilities, and industrial IoT. According to the LoRa Alliance’s 2023 report, the technology now supports robust, ROI-driven deployments in smart buildings, cities, and satellite-enhanced LPWAN—solidifying its leadership for Industry 5.0. Public LoRaWAN networks, built by telecoms and other operators, now cover extensive areas and underpin critical IoT services—reinforcing its status as the preferred low-power, long-range connectivity standard worldwide.

●	Niagara® Building and Energy Management Systems - Honeywell Tridium’s Niagara 4 application is one of the most widely adopted platform solutions for process automation and commercial building industry. Niagara Framework has over 1.2 million instances of installations for a wide range of vertical markets in many countries including the US. The containerized version of Niagara 4 Building Management System (“BMS”) software was first implemented and ported on VeeaHub products in 2020. Niagara BMS can be offered together, optionally with Smart Automation & Control for Spaces (“SACS”) application, on VeeaONE platform to hospitality vertical, commercial buildings, MDUs, public housing, hospitals, nursing homes, and various energy production and refinery facilities among many others. Combined with AirLynx, for network slicing, and/or SecureConnect, for network connectivity with cybersecurity, it can provide for data subscription services to individual building functions - paid by building owners or property managers. Examples of industrial installations to date are commercial buildings, various industrial facilities and precision agriculture and Smart Farming delivered to the edge standalone or together with Microsoft Azure FarmBeats applications.

Today widely adopted AI, mostly in the form of LLM, resembles mainframe computing in the early days of computing. However, for everyday enterprise, industrial and consumer use cases at the edge, AI is becoming distributed. Edge AI extends the Cloud AI to the Device Edge, or within a short range of Device Edge, while augmenting Physical AI, which is AI embedded into machines, robots, or physical systems, allowing them to move, sense, interact, and respond intelligently to the physical world.

As further explained below, edge computing and Edge AI have become synonymous as a “single system” at the edge, which may be offered in one fully integrated product or separately but securely networked or meshed together, depending on the nature of the use case. In a nutshell, Edge Computing together with Edge AI at the Device Edge and Physical AI are mutually reinforcing. Together, they form the technological foundation for the next generation of intelligent autonomous machines — reshaping manufacturing, logistics, mobility, healthcare, and smart environments.

The rapid expansion of connected devices and the exponential growth of data generation at the network edge have challenged traditional cloud-centric AI processing models. The combination of Edge AI and edge computing converged with networking, as represented by VeeaONE, is not merely an optimization of existing network models but a fundamental shift that defines the future of AI-driven digital transformations. VeeaONE’s Edge AI capabilities can make all of this possible, not in theory, but in practice today.

The convergence of edge computing with Edge AI provides for:

●	AI inferencing pipelines optimized for near-real-time decision making;

●	Hierarchical AI architectures - combining local sub-models with central/global models;

●	Distributed federated learning techniques enabling privacy-preserving distributed training;

●	Efficient model updates and versioning through secure cloud-edge synchronization;

The primary use cases that may be supported by MetaLynx platform, and in many cases with off-the-shelf AI models, includes:

●	Construction — construction safety, automated job and resource tracking, behavioral sensing, fire, gas and water leak detection, digital twin

●	Energy and In-Building Climate Management — energy grid monitoring, building management and automation, lighting controls, predictive maintenance, waste management based on containerized Niagara BMS or other integrated applications

●	Hospitality (hotels & venues) — edge chatbots for check-in and concierge tasks, room automation, real-time on-site recognition, energy monitoring and management, building automation, lighting controls, predictive maintenance, waste management

●	Retail & Consumer — augment for smart shopping carts for real-time personalized recommendations, self-check outs, shelf inventory management, impression analysis

●	Healthcare (home, nursing homes, clinics and hospitals) — HIPPA compliant remote patient monitoring, intelligent medical devices, asset and resource management at hospitals, environmental monitoring and controls, behavioral sensing

●	Precision Agriculture – smart irrigation, smart spraying of fertilizer and pesticide, weed detection, greenhouse environmental monitoring and controls, yield prediction

●	Shipping ports —asset monitoring and management, worker safety, intelligent surveillance, predictive maintenance

●	Public Utilities — remote asset monitoring, intelligent surveillance, predictive maintenance

●	Defense & Public Safety — unmanned systems, intelligent surveillance, predictive maintenance, AI-driven IoT

●	Smart Manufacturing — anomaly detection, worker safety, environmental controls, predictive maintenance

●	Transportation — supply chain and asset management, operator safety, real-world data-collection with cameras and sensors, refrigeration monitoring and controls, predictive maintenance

VeeaHub Production Plans

VeeaWare™ software stack currently is supported on a number of third-party hardware products that meet its basic requirements. This enables delivery of heterogenous networks at the edge. However, even though VeeaWare full-stack software is designed to be hardware platform agnostic to the extent possible, to date such third-party products with the required functionality, processing and power performance in the right dimensions, and competitively priced have not been brought to the market by ODMs/OEMs. In particular, the types of products that are required for a broad range of use cases, must provide for a virtualized software environment with Software Defined Networking (SDN), Wi-Fi AP and IoT gateway for multiaccess multi-protocol communications for the LAN and the WAN connections including 5G, integrated but distributed data storage at the edge, product platform security (i.e., hardware host OS and embedded software security), while providing for Veea developed and third-party applications including cybersecurity beyond platform security.

As a result, since its inception Veea has developed several generations of VeeaHub products, about the size of a typical Wi-Fi Access Point (“AP”), in a variety of form factors with different capabilities for indoor and outdoor coverage. However, Veea is working with its current and new ODMs to relegate supply of its current products and the next generation products directly to its customers. For the next generation products, Veea intends to provide the hardware product platform architecture, system and reference designs, which has become a more complex design and implementation process with the inclusion of AI processor in the product design, with more power consumption requiring unique form factor designs for thermal management, and the associated software integration of the AI and other embedded modules. We have completed one highly novel modular design and are in discussions with two ODMs for licensing of the reference design supporting a more distributed edge computing, multiaccess communications, and storage, with several AI-capable processor modules to select from for different use cases.

VeeaONE™ Platform Capabilities

VeeaONE is a full stack “cloud native” Edge to Cloud computing and communications platform, for unparalleled processing and management of workloads and containerized applications, that offers a connectivity mesh among the VeeaHub units at the Device Edge, which in turn provides for a computing mesh, application mesh and service mesh vMesh® (“vMesh”) across the continuum of the Device Edge to the Cloud according to the workload or the application requirements.

VeeaONE platform offers an alternative to or an extension of cloud computing for where the end-user applications run, data is stored, machine learning is performed, and AI models are applied. With unique networking, software and Edge AI technologies, VeeaONE enables the formation of secure, but easily accessible, private clouds and networks across one or multiple enterprise locations across the globe. The end-to-end network solution is designed to be hardware agnostic. The network and end-user devices deployed may be supplied by the Company, system integrators, service providers or ODMs/OEMs.

Many service providers, equipment suppliers, system integrators and even hyperscalers have adopted or advocated for solutions similar to VeeaONE platform to various degrees either independently or in collaboration with the Company that bring to market patented technologies that:

●	bring Virtualized Data Center (“VDC”) capabilities to the far edge of the network, commonly referred to as the Device Edge, where all wired and wireless devices connect to the Edge;

●	spawns hyperconvergence of Edge Computing on a vMesh;

●	enables Edge AI including AI-driven cybersecurity for multi-vendor heterogenous networks;

●	supports devices developed by the Company and third parties, with any combination of CPUs, GPUs, TPUs, DPUs and/or NPUs, that run on VeeaWare;

●	provides for cloud-management and orchestration VeeaCloud (“VeeaCloud”) of Veea-developed and VeeaWare-enabled third-party devices and applications at the Edge; and

●	enables enterprises, system integrators, or service providers to develop bespoke solutions and use case-specific applications utilizing Veea Developer Portal and VeeaHub Toolkit™ (“VHT”).

VeeaONE platform offers the ability to form private networks through distributed micro-cloud environments, with the ability to host private 5G networks, at the Device Edge with VeeaHub devices to provide for:

●	A Linux OS server, as a minimum with a quad-core CPU, providing for a virtualized software environment,

●	Secured Docker® containers for applications and service layers to run in a trusted execution environment with both the containerized apps and communication interfaces secured with digital certificates,

●	Software Defined Networking (“SDN”) that extends network slicing from the WAN to the LAN,

●	Network Function Visualization (“NFV”),

●	Patented wired and wireless mesh networks across LAN and WAN, with tunneled connections, that create a computing mesh, application mesh, microservices mesh with Edge AI applied across the mesh network (i.e., vMesh),

●	Wi-Fi AP supporting network slicing over LAN,

●	A mesh router with advanced networking,

●	A firewall with integrated AI-driven cybersecurity,

●	An IoT gateway supporting Bluetooth, including BLE, Zigbee and Thread, Matter, and a LoRaWAN gateway with a fully incorporated ChirpStack,

●	4G/5G fixed wireless access,

●	Distributed data storage at the edge with NVMe modules,

●	Both locally- and cloud-managed for provisioning, monitoring and maintenance through VeeaCloud.

●	Offers a gateway/Edge Device for Microsoft Azure IoT and AWS IoT Greengrass V2 apps,

At a high-level VeeaONE platform’s VeeaCloud provides for:

●	Comprehensive management of devices, applications and micro-clouds with flexible service policy definitions, billing models and network partitioning,

●	Kubernetes-based orchestration across HEC,

●	Private micro-data centers with heterogenous network of VeeaHub units and third-party edge products, including those products with AI processors/accelerators on mesh clusters,

●	Application of Edge AI models supported by federated machine learning with any combination of inferencing and multimodal Agentic AI, optionally, with Small Language Models (“SLMs”),

●	Built-in routing, scaling, load balancing & orchestration for the edge environment and services,

●	Open APIs, with containerized microservices, for specific business process logic integration and cloud-managed apps at the edge,

●	Simplified management of edge applications and devices for an integrated private 5G network through a core network controller/orchestrator.

●	Veea has also developed software templates that speed up the implementation of applications. A number of standalone containerized application have been developed by third parties with the Honeywell’s Niagara Building Management System (BMS) application being made available exclusively on VeeaHub products presently.

One of the comprehensive capabilities of VeeaONE platform, VeeaCloud, provides for the servers, user interfaces and services required to deploy, authenticate, manage, and update VeeaHub devices, applications and edge networks and the associated mesh networks. This includes the bootstrap and image servers for delivery of platform software, applications, and software updates; the Management and Authentication server for device management, monitoring and maintenance; the control center providing for the device and network management of the user and admin interfaces; and the Activation and Configuration Service server. The combination of bootstrap and enrollment servers provides for secure boot device activation, authentication, and network access policy control with Single Sign-On (SSO) based on Keycloak across the entire platform. When VeeaHub devices are activated locally for the first time, they are enrolled using the VHM Smartphone App. This app runs auto-configuration on the devices with the help of the enterprise server and installs all the services the end-user has subscribed to.

Competitive Strengths

To our knowledge, VeeaONE platform capabilities are highly differentiated including VeeaHub product as the only edge computing product that infuses a single physical device with the traits of a networking device with a broad range of wired and wireless capabilities, IoT gateway, Linux server, multiple storage options, router and firewall with AI-driven cybersecurity. VeeaONE platform’s key differentiating features include:

●	VeeaWare OS with patented software architecture supporting a virtualized software environment and Secured Docker container for distributed computing with applications orchestrated over a connectivity mesh, that provides for an application and microservices mesh, with hyperconverged networking at the edge.

●	vMesh, enabling a networking mesh, a computing mesh, an application mesh, a microservices mesh, and an Edge Intelligence mesh, is more extensible than mesh networking offered in comparable consumer or enterprise products.

●	Rapid scaling at the Device Edge through mesh networking of VeeaHub and third-party product nodes to expand connectivity and coverage for wired and wireless protocols on a heterogenous network, while adding more computing power, memory or storage capacity.

●	Edge AI Total Fabric capabilities.

●	Pervasive security, to virtually segment traffic at a device or group level.

●	Zero-touch installation supports pre-provisioning of devices before installation.

●	High degree of integration reduces the number of hardware elements needed to deliver solutions, reducing initial capital outlay, installation costs and reducing ongoing management complexity and other operating costs (i.e. power consumption).

●	Flexible choice of wired and wireless interfaces results in reduced installation cost and time.

●	Non-skilled installers can mount the systems locally and then automatic or semi-automatic configuration is done from the cloud.

●	Standards-based approach with fixed and wireless technologies for interoperability into globally deployed wired and wireless infrastructure. Proven integrations to a wide variety of industry leading platforms, including Microsoft’s Azure, AWS IoT Greengrass, Tridium’s Niagara Framework, and LoRaWAN ChirpStack.

●	Unique implementation of fully integrated LoRaWAN Gateway that runs at the edge without cloud-dependency.

●	Unified Cloud management platform combines network and device management with applications management through the Control Center Other platforms focus on network or applications management but not all three.

●	Comprehensive remote management tools for deployment, configuration, and over the air updates and troubleshooting.

Intellectual Property

As of December 31, 2025, we had a patent portfolio consisting of 116 exclusively owned issued patents, as summarized in the table below. These patents cover jurisdictions in the United States, United Kingdom, Europe, South Korea, Japan, and India. All of our current-issued patents are projected to expire between 2036 and 2047. We also have 26 patent applications pending.

Qualcomm Inc. (“Qualcomm”) has licensed, on a non-exclusive basis, certain intellectual property to us under multiple agreements covering the sales of our products that incorporate the licensed IP. The royalty fees payable to Qualcomm are generally calculated based on a percentage of net sales in territories where the licensed IP is protected by a patent. The Qualcomm licenses expire in April 2030 and 2029, respectively, and automatically renew if we continue to sell products incorporating the licensed IP. We are also a party to a non-exclusive license agreement with Cable Television Laboratories, Inc. (“CableLabs”) covering the worldwide sales of our vTBA product. The rights granted under the CableLabs license apply to any fields of use and royalty, and royalty fees payable to CableLabs are calculated based on a percentage of net sales. The term of the CableLabs license lasts until the last to expire of any patents licensed under the agreement.

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

Patent Family	Country	Application No.	Patent No.	Issue Date	Expiration Date
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/293,804	9/955,404	24-Apr-2018	14-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	DE	16193802.2	60 2016 012 782.2	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	FR	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	IT	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	ES	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	GB	16193802.2	3157304	24-Apr-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/293,872	10,069,739	04-Sep-2018	08-Nov-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	DE	16193806.3	60 2016 020 735.4	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	ES	16193806.3	3157207	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	FR	16193806.3	3157207	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	IT	16193806.3	3157207	18-Sep-2019	13-Oct-2036

DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	GB	16193806.3	3157207	18-Sep-2019	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/293,928	10,085,195	25-Sep-2018	11-Nov-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	EP	16193810.5	EP3157208B	29-May-2024	13-Oct-1936
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	US	15/294,022	10,368,286	30-Jul-2019	10-Feb-2037
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	DE	16193812.1	60 2016 004 769.1	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	FR	16193812.1	3157305	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	IT	16193812.1	3157305	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	ES	16193812.1	3157305	15-Aug-2018	13-Oct-2036
DYNAMIC ROUTER FUNCTIONALITY IN CELLULAR NETWORKS	GB	16193812.1	3157305	15-Aug-2018	13-Oct-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	DE	16197551.1	3169096	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	ES	16197551.1	3169096	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	FR	16197551.1	3169096	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	IT	16197551.1	502020000114245	16-Sep-2020	07-Nov-2036
COMMUNICATION UNIT EMPLOYED AS A REMOTE ROUTER AND METHOD FOR ENFORCEMENT	GB	16197551.1	3169096	16-Sep-2020	07-Nov-2036
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	US	15/459,908	10,917,928	09-Feb-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	DE	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	ES	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	FR	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	IT	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	GB	17161092.6	3223545	06-Jan-2021	15-Mar-2037
CONTENT TRANSFER FUNCTIONALITY BEYOND OR WITHIN CELLULAR NETWORKS	US	17/135,190	12207326	21-Jan-2025	28-Dec-2040

MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	US	15/616,281	11,050,671	29-Jun-2021	07-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	DE	17174554.0	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	FR	17174554	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	ES	17174554.0	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	IT	17174554.0	3264697	06-Apr-2022	06-Jun-2037
MOBILE WIRELESS COMMUNICATION UNIT AND METHOD FOR CONTENT TRANSFER	GB	17174554.0	3264697	06-Apr-2022	06-Jun-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	US	15/459,874	10,230,637	12-Mar-2019	28-Apr-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	DE	17161091.8	60 2017 019 214.7	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	FR	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	IT	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	ES	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNIT AND METHOD FOR SHARING DELAY TOLERANT CONTENT	GB	17161091.8	3220612	08-Jul-2020	15-Mar-2037
WIRELESS COMMUNICATION UNITS AND WIRELESS COMMUNICATION SYSTEM AND METHODS TO SUPPORT BEACON TECHNOLOGY	EP	17205102.1	11889580	30-Jan-2024	04-Dec-2037
WIRELESS COMMUNICATION UNITS AND WIRELESS COMMUNICATION SYSTEM AND METHODS TO SUPPORT BEACON TECHNOLOGY	US	17/380,973	11889580	30-Jan-2024	17-Feb-2037
EDGE COMPUTING SYSTEM	US	15/838,672	11,277,488	15-Mar-2022	02-Mar-2038
EDGE COMPUTING SYSTEM	DE	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	ES	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	FR	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	GB	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	IT	17206464.4	3343363	27-Jul-2022	11-Dec-2037
EDGE COMPUTING SYSTEM	US	15/838,644	11,095,713	17-Aug-2021	12-Nov-2038

EDGE COMPUTING SYSTEM	US	17/365,259	11394771	19-Jul-2022	12-Dec-2037
EDGE COMPUTING SYSTEM	US	17/867,194	11,606,419	14-Mar-2023	01-Jul-2041
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	US	15/830,427	10491562	26-Nov-2019	05-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	DE	17205104.7	602017015130.0	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	ES	17205104.7	3334126	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	GB	17205104.7	3334126	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	FR	17205104.7	3334126	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	IT	17205104.7	3334126	22-Apr-2020	04-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	US	15/850,332	12,057,229	06-Aug-2024	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	ES	17209308.0	3340579	12-Feb-2020	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	GB	17209308.0	3340579	12-Feb-2020	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	EP	21169930.1	3890280	31-Jul-2024	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	ES	19181830.1	3579587	02-Jun-2021	21-Dec-2037
ROUTER NODE, NETWORK AND METHOD TO ALLOW SERVICE DISCOVERY IN A NETWORK	GB	19181830.1	3579587	02-Jun-2021	21-Dec-2037
EDGE COMPUTING CONTAINER SYSTEM	US	16/223,772	10,944,851	09-Mar-2021	01-Jan-2039
EDGE COMPUTING CONTAINER SYSTEM	US	16/223,384	11,159,647	26-Oct-2021	04-Feb-2041
EDGE COMPUTING CONTAINER SYSTEM	US	17/167,636	11,159,647	26-Oct-2021	18-Dec-2038
METHOD AND APPARATUS FOR PROCESSING A SIGNAL	US	17/993,499	11,159,647	26-Oct-2021	18-Dec-2042
Edge Communication Device	US	29/713,470	D958778	26-Jul-2022	26-Jul-2037
Integrated antenna-heatsink for wireless device applications	US	17/110,744	11,563,262 B2	24-Jan-2023	09-Dec-2040

Integrated antenna-heatsink for wireless device applications	US	18/086,069	11,949,147 B2	02-Apr-2024	09-Dec-2040
Integrated antenna-heatsink for wireless device applications	EU	20829134.4	4073882	12-Feb-2025	07-Dec-2040
Expandable product architecture bus for consumer electronics gateways	US	17/126,858	11,695,438	04-Jul-2023	15-Sep-2041
Module identification method for expandable gateway applications	US	17/158,266	11,258,889	22-Feb-2022	26-Jan-2041
Module identification method for expandable gateway applications	US	17/872,095	11,641,413 B2	02-May-2023	26-Jan-2041
Resilient Antenna Securing Mechanism	US	17/148,846	11,431,075	30-Aug-2022	25-Mar-2041
Resilient Antenna Securing Mechanism	US	17/872,095	11,837,773	05-Dec-2023	14-Jan-2041
Method and System for IoT Edge Computing using Containers	US	17/238,436	11,838,794	05-Dec-2023	30-Aug-2041
Method and Procedure for miniaturing a multilayer PCB	US	17/313,073	11,523,502 B2	06-Dec-2022	06-May-2041
Method and Procedure for miniaturing a multilayer PCB	US	18/053,264	12,150,237	19-Nov-2024	07-Nov-2043
Method and Procedure for miniaturing a multilayer PCB	US	17/946,450	11,950,361 B2	02-Apr-2024	06-May-2041
Cable Pull Tab	US	17/342,191	11,695,238	04-Jul-2023	31-Jul-2041
Systems and Methods for Collaborative Edge Computing (AR/VR Edge Devices)	US	17/592,798	12,156,293	26-Nov-2024	16-Dec-42
Method and System for Secure Container Application Framework	US	17/592,632	12,015,613 B2	18-Jun-2024	04-Feb-1942
Method and System for Secure Container Application Framework	US	17/592,667	12,126,622	22-Oct-2024	6-May-43
VHC25 heatsink and antenna structure	US	29/722,411	D910,582	16-Feb-2021	16-Feb-2036
VHC25 heatsink and antenna structure	US	29/722,413	D942,959 S	08-Feb-2022	08-Feb-2037
VHC25 heatsink and antenna structure	US	29/722,415	D910,583	16-Feb-2021	16-Feb-2036
Stacker Electromagnetic Interference Shield	US	29/722,059	D922337	15-Jun-2021	15-Jun-2036
Stacker Electromagnetic Interference Shield	US	29/722,060	D922338	15-Jun-2021	15-Jun-2036
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	Brazil	BR302022001478-8	BR302022001478-8	24-Jan-2023	23-Mar-2047

Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	Canada	211383	211383	24-Jan-2024	24-Mar-2037
Stacker Base Module	China	ZL202230157775.5	ZL202230157775.5	19-Jul-2024	24-Mar-2037
Stacker Base Module	US	29/809,102	D1067233	18-Mar-2025	25-Sep-2046
Stacker Base Module	EU	008916001-0001	008916001-0001	30-Mar-2022	23-Mar-2047
LTE Stacker Module	EU	008916001-0002	008916001-0002	30-Mar-2022	23-Mar-2047
Stacker Base Module with LTE Stacker Module (combined)	EU	008916001-0003	008916001-0003	30-Mar-2022	23-Mar-2047
Stacker Base Module with LTE Stacker Module (combined)	GB	6197729	6197729	24-Mar-2022	23-Mar-2047
Stacker Base Module	GB	6197727	6197727	24-Mar-2022	23-Mar-2047
LTE Stacker Module	GB	6197728	6197728	24-Mar-2022	23-Mar-2047
Stacker Base Module	India	361109-001	361109-001	08-May-2023	24-Sep-2036
Stacker Base Module	Japan	2022-006084	1733800	23-Dec-2022	24-Mar-2047
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	S Korea	30-2022-0011328	30-1222487	29-Jun-2023	23-Mar-2042
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	S Korea	30-2023-0010640	30-1245065	03-Jan-2024	23-Mar-2042
Stacker Base Module, LTE Stacker Module, Mase and Stacker combined	S Korea	30-2023-0010641	30-1245066	03-Jan-2024	23-Mar-2042
Stacker Base Module	Mexico	MX/f/2022/000838	69708	18-Apr-2024	22-Mar-2047

LTE Stacker Module	US	29/809,525	6197728	23-Mar-2022	23-Mar-2047
LTE Stacker Module	India	361107-001	361107-001	23-Feb-2023	28-Sep-2036
LTE Stacker Module	Japan	2022-006085	1733801	23-Dec-2022	24-Mar-2047
Stacker Base Module with LTE Stacker Module combined	US	29/809,755	D1025047	22-Mar-2024	23-Mar-2047
Stacker Base Module with LTE Stacker Module (combined)	India	361108-001	361108-001	04-May-2023	29-Sep-2036
Stacker Base Module with LTE Stacker Module (combined)	Japan	2022-006086	1733802	23-Dec-2022	24-Mar-2047
Workforce data management	US	14/829,101	9471900 B1	18-Oct-2016	18-Aug-2036

Manufacturing

We rely on two contract manufacturers in Taiwan and China to manufacture our VeeaHub® devices.

Research and Development

Because the industry in which the Company competes is characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ongoing research and development activities.

Key focus of the Company’s research and development activities include (i) the use of AI to optimize network and applications distribution and performance at the edge, (ii) support for elastic scaling and dynamic cloud to edge orchestration, (iii) partial and full air-gapped deployment between the public cloud and the edge, and (iv) optimized AI model execution across devices, the VeeaONE platform and the cloud.

Facilities

We are headquartered in New York City, New York. We have engineering offices in San Diego, CA, Bath, United Kingdom, and Juvigny, France. We also maintain sales and marketing offices in Paris, France and Mexico City, Mexico.

Employees

As of December 31, 2025, we employed 45 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be satisfactory. Our future success depends on our continuing ability to attract and retain highly qualified employees and senior management personnel. In addition, we have independent contractors whose services we are using on an as-needed basis to assist with our sales and marketing activities and engineering activities.

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

Summary of Risk Factors

Investing in our common stock involves risks. In addition, our business and operations are subject to a number of risks, which you should be aware of prior to making a decision to invest in our common stock. These risks are discussed more-fully in this “Item 1A. Risk Factors” section of this Annual Report. Below is a summary of these risks.

●	Veea has not generated significant revenue from product sales, has incurred significant losses in recent years, and anticipates that it will continue to incur significant losses for the foreseeable future;

●	Veea will need to raise substantial additional funding, which would dilute existing shareholders, and a failure to secure additional funding may force the Company to delay, reduce, or eliminate some of its product development programs or commercialization efforts;

●	The market for Veea’s platform and products is relatively new and highly competitive and the estimates of market opportunity and forecasts of market growth may prove to be inaccurate;

●	Veea may be unable to effectively manage its growth;

●	If Veea does not develop its services and introduce new services that achieve market acceptance, its growth, business, results of operations and financial condition could be adversely affected;

●	Veea’s sales cycle is often long and unpredictable;

●	Real or perceived errors, failures, defects or bugs in Veea’s platforms, or disruptions in Veea’s operations, could adversely affect its results of operations and growth prospects;

●	Veea bears costs and risks associated with relying on distribution and partnering arrangements;

●	Veea’s operations are complex and rely on third party manufacturers, and any scarcity or unavailability of critical components used in Veea’s products could damage its business;

●	Veea depends on its management team and other key employees;

●	Veea has significant operations in foreign countries which expose it to certain risks inherent in doing business internationally;

●	Changes in international trade policies, tariffs, treaties customs, trade sanctions, trade embargoes and other barriers affecting importing/exporting materials may have a material adverse effect on Veea’s ability to import or export goods in a cost-effective and timely manner.

●	Veea may not be able to protect its intellectual property rights;

●	Veea may be subject to claims that Veea’s employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what Veea regards as Veea’s own intellectual property;

●	Third-party claims of intellectual property infringement, misappropriation or other violations against Veea or its collaborators may prevent or delay Veea’s products;

●	If Veea’s security measures are breached or fail and unauthorized access is obtained to a customer’s data, Veea’s service may be perceived as insecure, the attractiveness of its services to current or potential customers may be reduced, and Veea may incur significant liabilities;

●	Cybersecurity incidents may have a material adverse effect on Veea’s business, operations, financial performance, customer and vendor relationships, reputation and brand;

●	Veea is subject to many federal, state and local laws with which compliance is both costly and complex;

●	We rely on third-party telecommunications and internet service providers, including connectively to our cloud software, and any failure by these services to provide reliable services may cause us to lose customers and subject us to claims for credits or damages, among other things;

●	Veea is an “emerging growth company” within the meaning of the Securities Act, and, if Veea takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors;

●	A portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future;

●	Because there are no current plans to pay cash dividends on the common stock for the foreseeable future, you may not receive any return on investment unless you sell the common stock at a price greater than what you paid for it;

●	Veea’s business and operations could be negatively affected if it becomes subject to any material litigation or stockholder activism;

●	An active, liquid trading market may not develop for our common stock;

●	The other risks and uncertainties discussed in this “Item 1. Risk Factors” elsewhere in this Annual Report.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

Veea has incurred significant losses in recent years and may continue to incur significant losses in the near term.

Veea has suffered recurring losses from operations since its inception. In addition, Veea will incur significant sales, marketing and manufacturing expenses, in addition to the additional associated costs Veea will continue incurring in connection with operating as a public company. As a result, Veea may continue to incur significant operating losses in the near term. Because of the numerous risks and uncertainties associated with developing computing technology products, Veea is unable to predict the extent of any future losses or when Veea will become profitable, if at all. Even if Veea does become profitable, Veea may not be able to sustain or increase its profitability on a quarterly or annual basis.

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

Veea has not generated any significant revenue from product sales since 2024.

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

Veea may need to continue to rely on additional financing to achieve its business objectives. Any additional fundraising efforts may divert Veea’s management from their day-to-day activities, which may adversely affect Veea’s ability to develop and commercialize its products. Market conditions and disruptions in the market (such as due to economic downturn, and geopolitical developments such as the war in Ukraine and Iran) may make equity and debt financing more difficult to obtain and may have a material adverse effect on Veea’s ability to meet its fundraising needs. Veea cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to Veea, if at all.

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

Until such time, if ever, as Veea can generate substantial product revenue, Veea expects to finance its cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. No additional borrowing capacity remains under Veea’s current unsecured line of credit. The terms of any financing may adversely affect the holdings or the rights of Veea’s stockholders and the issuance of additional securities, whether equity or debt, by Veea or the possibility of such issuance, may cause the market price of Veea’s shares to decline. To the extent that Veea raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a stockholder. Debt financing, if available, would increase Veea’s fixed payment obligations and may involve agreements that include covenants limiting or restricting Veea’s ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends or other operating restrictions that could adversely impact Veea’s ability to conduct its business. Veea could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force Veea to relinquish rights to some of its technologies or products or otherwise agree to terms unfavorable to Veea which could have a material adverse effect on Veea’s business, operating results and prospects.

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

Veea’s future performance also depends on the continued services and continuing contributions of Veea’s senior management team, which include Allen Salmasi, Veea’s Founder and Chief Executive Officer, to execute on Veea’s business plan and to identify and pursue new opportunities and product innovations. Veea has not entered into an employment agreement with Mr. Salmasi. The loss of services of Veea’s senior management team, particularly Mr. Salmasi, could significantly delay or prevent the achievement of Veea’s development and strategic objectives, which could adversely affect Veea’s business, financial condition and results of operations.

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

Geopolitical alliances are shifting as global tensions, including between US and China, drive growing economic, technological, military, and political competition across the world. At the same time, there are numerous ongoing local and regional conflicts, of which the ongoing military conflict between the Ukraine, Russia and Iran, are of particular significance. In addition, since October 2023, hostilities between Israel and Hamas have significantly destabilized the Middle East region, resulting in civilian and military casualties and prompting concerns about a broader regional conflict. These conflicts have led to additional sanctions and restrictive measures imposed by the United States, the European Union, the United Kingdom, and others targeting individuals, regions, and sectors. Escalation of these hostilities or the emergence of related conflicts in the region could result in further sanctions, additional supply chain disruptions, and heightened risk of broader military confrontation, which could in turn materially and adversely affect the global economy. It is not yet clear how these new dynamics will play out across the world. These tensions, including trade restrictions, enhanced sanctions measures and increased safeguards for national security purposes, can impact global market conditions and continue to be challenging for global supply chains.

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

Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.

Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, or other requirements, and the failure or delay to meet and maintain such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, operational resilience, environmental sustainability (including climate change), human rights, product certification, product accessibility, country of origin, and national security controls applicable to our supply chain. Changes in regulatory requirements or our actual or perceived failure to comply with applicable laws and regulations or other obligations could materially harm our business, operating results, and financial condition.

Risks Related to our Common Stock

Our failure to meet the listing standards of the Nasdaq could result in the delisting of our common stock and public warrants. Delisting could adversely affect the liquidity and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.

On September 29, 2025, we received a notice from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”), notifying us that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Lising Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice has no immediate effect on the listing of our Listed Securities on the Nasdaq Global Market and the Listed Securities will continue to trade on The Nasdaq Global Market under the symbols “VEEA” and “VEEAW,” respectively, at this time. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until March 30, 2026, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to March 30, 2026; provided, however, pursuant to Nasdaq Listing Rule 5810 (c)(3)(H), Nasdaq may, in its discretion, require us to satisfy the Minimum Bid Price Requirement for a period in excess of ten consecutive business days, but generally not more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance with the Minimum Bid Price Requirement.

On September 29, 2025, we received a notice from the Staff notifying us that, based on the market value of publicly held shares for the previous 30 consecutive business days, the listing of our Listed Securities was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) to maintain a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(D), we were provided a period of 180 calendar days, or until March 30, 2026, to regain compliance with the MVPHS Requirement.

On September 29, 2025, we received a deficiency letter from the Nasdaq Staff notifying us that, for at least 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(C), we were provided a period of 180 calendar days, or until March 30, 2026, to regain compliance with the MVLS Requirement.

In response, on March 27, 2026, we submitted an application to transfer the listing of our Listed Securities from The Nasdaq Global Market to The Nasdaq Capital Market. In connection with the application to transfer our listing, we requested a second period of 180 calendar days, or until September 30, 2026, to regain compliance with the Minimum Bid Price Requirement for continued listing.

On April 7, 2026, the Nasdaq staff approved our request to transfer the listing of our Listed Securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. The transfer took effect at the opening of business on April 9, 2026 and did not have any immediate effect on trading in our Listed Securities. The Listed Securities continue to trade uninterruptedly under the symbol “VEEA” and “VEEAW”, respectively. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and companies on The Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing.

As a result of the transfer to The Nasdaq Capital Market, Nasdaq Staff granted us a second period of 180 calendar days, or until September 28, 2026, to regain compliance with the Minimum Bid Price Requirement for continued listing. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days on or prior to September 28, 2026. Nasdaq’s determination to grant the additional 180-day compliance period was in part based on, among other things, we meet the continued listing requirements of The Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement and our agreeing to cure the deficiency during the additional compliance period, including by effecting a reverse stock split if necessary. Following Nasdaq’s approval of the extended compliance period, we intend to continue to actively monitor the minimum bid price requirement and, as appropriate, will consider available options to resolve any deficiencies and regain compliance, including by effecting a reverse stock split if necessary.

There can be no assurance that we will regain compliance with the Bid Price Requirement or continue to meet the other listing requirements for The Nasdaq Capital Market in the future. If we fail to regain compliance with or meet any of the continuing listing requirements, including the Bid Price Requirement, Nasdaq Staff may again notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were delisted from Nasdaq, trading of our Listed Securities could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our Listed Securities will be eligible for trading on such alternative exchange or market. Further, if our common stock were delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, adversely affect our ability to obtain sufficient additional capital to fund our operations, affect our ability to continue to operate as a going concern could be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further and our relationships with our collaborators, vendors, and suppliers’ could be negatively affected.

The price of Veea’s common stock may change, even if Veea’s business is doing well, and you could lose all or part of your investment as a result.

The trading price of shares of Veea’s common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of the common stock at an attractive price due to a number of factors such as those listed elsewhere herein and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of Veea’s competitors;

●	changes in expectations as to Veea’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by Veea or its competitors;

●	announcements by Veea or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in Veea’s management;

●	changes in general economic or market conditions (including changes in interest rates or inflation) or trends in Veea’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to Veea’s business;

●	future sales of the common stock or other securities;

●	dilution as a result of future exercises of the Warrants;

●	investor perceptions of the investment opportunity associated with the common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by Veea or third parties, including Veea’s filings with the SEC;

●	litigation involving Veea, Veea’s industry, or both, or investigations by regulators into Veea’s Board, our operations or those of Veea’s competitors;

●	guidance, if any, that Veea provides to the public, any changes in this guidance or Veea’s failure to meet this guidance;

●	the development and sustainability of an active trading market for the common stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

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

On January 10, 2025 and January 29, 2026, Veea filed registration statements on Form S-8 with the SEC. Veea’s issuances of additional shares of the common stock under the 2024 Incentive Plan could make it difficult for another company to acquire Veea, may dilute your ownership of Veea and could adversely affect price of the common stock.

On January 10, 2025 and January 29, 2026, Veea filed registration statements on Form S-8 with the SEC providing for the registration of shares of the common stock issued or reserved for issuance under the 2024 Incentive Equity Plan, as amended (the “2024 Incentive Plan”). Subject to the expiration of any applicable lock-ups or vesting periods, shares registered under the registration statements on Form S-8 became effective upon filing and are available for resale immediately in the public market without restriction.

In addition, the shares of the common stock reserved for future issuance under the 2024 Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. To date an aggregate total of approximately 11,059,966 shares of common stock have been reserved for issuance under the 2024 Incentive Plan, subject to increase by the lesser of three percent (3%) of the aggregate number of fully diluted shares of Veea outstanding on the final day of the immediately preceding calendar year or such smaller number of shares as is determined by the administrator of the 2024 Incentive Plan.

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

Certain significant stockholders may sell a substantial number of shares of common stock in the public market at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the common stock. As registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the share price of the common stock or the market price of the common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Depending upon market liquidity at the time, sales of shares of our common stock under the White Lion Purchase Agreement (as defined below) may cause the trading price of our common stock to decline. After White Lion has acquired shares under the White Lion Purchase Agreement, it may sell all, some or none of those shares. Sales to White Lion by us pursuant to the White Lion Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to White Lion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to White Lion pursuant to the White Lion Purchase Agreement.

The sale of substantial amounts of shares of our common stock or warrants, or the perception that such sales could occur, could cause the prevailing market price of shares of our common stock to decline significantly. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock.

In the future, we may also issue its securities in connection with investments or acquisitions. The amount of shares of common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

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

In addition, prior to the Business Combination, Private Veea was not required to document and test its internal controls over financial reporting nor was Private Veea’s management required to certify the effectiveness of its internal controls and its auditors have not been required to opine on the effectiveness of Private Veea’s internal controls over financial reporting. However, as a public company, Veea is required to document and test its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that Veea’s management can certify as to the effectiveness of its internal controls over financial reporting by the time Veea’s second annual report is filed with the SEC and thereafter, which will require Veea to document and make significant changes to its internal controls over financial reporting. As a public company, Veea is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Veea’s management and other personnel will need to devote a substantial amount of time to these public company requirements. Moreover, these rules and regulations may substantially increase Veea’s legal and financial compliance costs and may make some activities more time-consuming and costly. Veea may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

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

As a publicly traded company, Veea will incur significant legal, accounting, and other expenses, particularly after it is no longer an “emerging growth company.” In addition, new and changing laws, regulations, and standards relating to corporate governance and public disclosure, including changing regulations of the SEC and Nasdaq, have created uncertainty for public companies and have increased the costs and the time that Veea’s Board and management must devote to compliance. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert Veea’s management’s attention from implementing its growth strategy, which could negatively affect Veea’s business, results of operations, and financial condition.

Veea is an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if Veea takes advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make its securities less attractive to investors and may make it more difficult to compare its performance with other public companies.

Veea is an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and Veea may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in Veea’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, Veea’s shareholders may not have access to certain information they may deem important. Veea could be an emerging growth company for up to five years, although circumstances could cause it to lose that status earlier, including if Veea’s annual revenue exceeds $1.235 billion or the market value of the common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case Veea would no longer be an emerging growth company as of the following December 31. Veea cannot predict whether investors will find its securities less attractive because Veea will rely on these exemptions. If some investors find Veea’s securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for its securities and the trading prices of its securities may be more volatile.

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

A significant portion of Veea’s total outstanding shares may be sold into the market at any time. This could cause the market price of the common stock to drop significantly, even if Veea’s business is doing well.

Sales of a substantial number of shares of Veea’s common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the common stock.

Since the lock-up restrictions on the shares held by certain significant stockholders of Veea, including, without limitation, the directors and officers of Veea, their affiliates, and certain former members of the Plum Sponsor, have expired, these securities may be sold at any time. Thus, the market price of the common stock could decline if such stockholders of Veea elect to sell them or are perceived by the market as intending to sell them.

Veea’s directors, executive officers and principal stockholders have substantial control over Veea, which could limit Veea’s ability to influence the outcome of key transactions, including a change of control.

As of March 31, 2026, Veea’s executive officers, directors and principal stockholders and their affiliates beneficially own approximately 25,448,183 shares of Veea’s common stock (excluding the convertible securities held by the officers, directors, principal stockholders and their affiliates), or approximately 51.4% of the outstanding shares of the common stock. As a result, these stockholders will be able to exercise a significant  level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to Veea’s interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of Veea, could deprive Veea’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of Veea and might ultimately affect the market price of the common stock.

Warrants exercised for Veea’s common stock would increase the number of shares eligible for future resale in the public market and result in dilution to its stockholders.

Outstanding warrants, including the NLabs 2026 Warrants, White Lion Warrants, 2025 Investor Warrants, public warrants, SPAC Private Placement Warrants and Assumed Warrants, to purchase an aggregate of approximately 55,530,532 shares of the common stock are exercisable. To the extent such warrants are exercised, additional shares of the common stock will be issued, which will result in dilution to the holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of the common stock. However, there is no guarantee that certain warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “- The terms of the public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.”

Our Chairman of the board of directors and Chief Executive Officer, Allen Salmasi, beneficially owns representing approximately 73.7% of the voting power of our outstanding share capital as of the date of this Annual Report; therefore, Mr. Salmasi has significant influence over all corporate matters for which stockholder approval is required which can result in a conflict of interest.

Allen Salmasi, our Chairman of the board of directors and Chief Executive Officer, beneficially owns 71,332,151 shares of common stock (including the shares issued or issuable upon conversion or exercise of options, warrants and Series A Preferred held by Mr. Salmasi’s affiliates) representing approximately 70.9% of the voting power of our outstanding share capital as of the date of this Annual Report. The Company has engaged in transactions and may engage in transactions with affiliated companies, including Mr. Salmasi and his affiliates. Related party transactions can create the possibility of conflicts of interest with regard to the Company’s management. Such a conflict could cause an individual in the Company’s management to seek to advance his or her economic interests above the Company’s. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of the Company’s investors.

The transactions between the Company, Mr. Salmasi, and other entities controlled by Mr. Salmasi may raise potential conflicts of interest and could result in business arrangements that are not as favorable to the Company as those with unrelated third parties. In particular, Mr. Salmasi has significant influence over the Company’s operations and the interests of Mr. Salmasi may conflict with the Company’s interests. These conflicts of interest could arise in situations where the Company’s business needs and Mr. Salmasi’s personal or other business interests diverge. If any such conflicts arise, they could harm the Company’s business or reputation, lead to regulatory scrutiny, or result in adverse financial or operational consequences. Mr. Salmasi could have significant influence on determining the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations, the election of directors and other significant corporate actions. In cases where his interests are aligned, he will also have the power to prevent or cause a change in control. Without the consent of Mr. Salmasi, we may be prevented from entering into transactions that could be beneficial to us or our minority shareholders. For more information regarding our beneficial owners and their affiliated entities, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The terms of the public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.

The public warrants were issued in registered form under a Warrant Agreement between Transfer Agent, as warrant agent, and Plum. The Warrant Agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the SPAC Private Placement Warrants or any provision of the Warrant Agreement with respect to the SPAC Private Placement Warrants, 50% of the number of the then outstanding SPAC Private Placement Warrants. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants and SPAC Private Placement Warrants, convert such warrants into cash, shorten the exercise period or decrease the number of shares of the common stock purchasable upon exercise of such warrants.

Veea may redeem a public warrant holder’s unexpired public warrants prior to their exercise at a time that may be disadvantageous to such public warrant holder, thereby making its public warrants worthless.

Veea will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant) for any 20 trading-days within a 30 trading-day period ending on the third trading day prior to the date Veea sends the notice of redemption to the public warrant holders. If and when the public warrants become redeemable by Veea, Veea may exercise its redemption right even if Veea is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force a public warrant holder to: (i) exercise its public warrants and pay the exercise price at a time when it may be disadvantageous for such public warrant holder to do so; (ii) sell its public warrants at the then-current market price when a warrant holder might otherwise wish to hold its warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of a public warrant holder’s public warrants. None of the SPAC Private Placement Warrants will be redeemable by Veea so long as they are held by their initial purchasers or their permitted transferees.

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

The Warrant Agreement provides that in the following circumstances holders of the public warrant who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the common stock issuable upon exercise of the public warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if Veea has so elected and the common stock are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if Veea has so elected and it calls the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the public warrants for that number of the common stock equal to the less of (A) the quotient obtained by dividing (x) the product of the number of the common stock underlying the public warrants, multiplied by the excess of the “fair market value” of the common stock (as defined in the next sentence) over the exercise price of the public warrants by (y) the fair market value and (B) 0.361. The “fair market value” is the average reported closing price of the common stock for the 10 trading-days ending on the third trading-day prior to the date on which the notice of redemption is sent to the holders of the public warrants. As a result, you would receive fewer shares of the common stock from such exercise than if you were to exercise such public warrants for cash.

There can be no assurance that the public warrant will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding public warrants is $11.50 per share. There can be no assurance that such public warrants will be in the money prior to their expiration, and as such, the public warrants may expire worthless.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of its public warrants and SPAC Private Placement Warrants, which could limit the ability of such warrant holders to obtain a favorable judicial forum for disputes with the Company.

Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against the Company arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that the Company irrevocably submits to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. The Company will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of its public warrants and SPAC Private Placement Warrants shall be deemed to have notice of and to have consented to the forum provisions in its Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “Foreign Action”) in the name of any holder of such warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “Enforcement Action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company’s, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect its business, financial condition and results of operations and result in a diversion of the time and resources of its management and board of directors.

An active, liquid trading market for Veea’s securities may not be sustained, which may limit your ability to sell such securities.

An active trading market for the Listed Securities may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of the Listed Securities and private warrants.

Reports published by analysts, including projections in those reports that differ from Veea’s actual results, could adversely affect the price and trading volume of its shares of common stock.

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

In addition, fluctuations in the price of Veea’s securities could contribute to the loss of all or part of your investment. The trading price of Veea’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Veea’s control. Any of the factors listed below could have a material adverse effect on Veea’s securities and Veea’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

The Governing Documents and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of the common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in Veea’s management. Among other things, the Charter and Bylaws include provisions regarding:

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

We will require additional capital funding, the receipt of which may impair the value of our common stock.

Our future capital requirements depend on many factors, including our research, development, sales and marketing activities. If we continue to generate operating losses, we may need to raise additional capital through public or private equity or debt offerings or through arrangements with strategic partners or other sources in order to continue to develop our products and services. There can be no assurance that additional capital will be available when needed or on terms satisfactory to us, if at all. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution and the new equity securities may have greater rights, preferences or privileges than our existing common stock.

We do not intend to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We manage cybersecurity and data protection through a continuously evolving framework, as described in further detail below. The framework allows us to identify, assess and mitigate the risks we face, and assists us in establishing policies and safeguards to protect our systems and the information of those we serve.

Risk Management Strategy

The Company’s cybersecurity risk management program is focused on the following key areas:

●	Governance: Our Audit Committee of our Board of Directors has oversight of our cybersecurity program and is in the process of implementing procedures to obtain regular updates on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations. Our cybersecurity program is led by Mohan Gundu, our Senior Vice President of Engineering and Cloud Platform. Mr. Gundu holds an MBA in Business Administration from Babson College, a Master of Science in Computer Science from Worcester Polytechnic Institute and a Bachelor of Technology in Electronics and Communication from Jawaharlal Nehru Technological University. Mr. Gundu has over 20 years of development experience focused on architecture and security. Mr. Gundu has led transformative projects, cultivated cybersecurity awareness and promoted holistic cybersecurity practices that were aligned with policies defined and approved by management. Mr. Gundu and his team are dedicated to integrating security into development, ensuring robust cloud security, enforcing security policies, and driving shift-left practices with operational excellence at the Company.

●	Approach: We use a cross-functional approach to identifying, preventing, assessing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting of incidents as required in a timely manner. Our cybersecurity efforts include the use of risk-based administrative, technical, and physical controls. Veea has implemented policies, procedures, systems and tools designed to help safeguard our systems and data, including firewalls, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, penetration testing, independent third-party control audits, and other systems and processes.

●	Incident Response Planning: We maintain a breach reporting and resolution plan that includes defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management: Our business relies on various services from third party service providers that could adversely impact the security of our systems and business. We have implemented processes designed to identify and assess cybersecurity risks associated with our use of third-party service providers.

●	Education and Awareness: We provide various training programs and tools to employees so they can avoid risky practices and help us promptly identify potential or actual issues. We also have global incident response procedures, global service tools to log incidents and issues for investigation, and an ethics line to report concerns and follow up on matters already reported. The compliance team, led by Mr. Gundu, develops and implements our strategy, as well as monitors systems and devices for risks and threats.

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

ITEM 2. PROPERTIES.

We are headquartered in New York City, New York. We have engineering offices in Iselin, New Jersey; Bath, United Kingdom; Juvigny, France and San Diego, California. We also maintain a sales and marketing office in Paris, France and Mexico City, Mexico.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Market information

Our shares of common stock and public warrants are listed on Nasdaq under the symbols “VEEA” and “VEEAW” respectively. On April 13, 2026, the closing price of our common stock was $0.67 per share and the closing price for our public warrants was $0.10 per warrant.

Holders of Record

As of April 10, 2026, we had 546 holders of record of our common stock and 1 holder of record of public warrants. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under 2024 Plan

We have adopted and approved the 2024 Plan. Under the 2024 Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. To date, an aggregate total of 11,059,966 shares of common stock has been reserved for issuances under the 2024 Plan; subject to further increase by the lesser of three percent (3%) of the aggregate number of fully diluted shares of Veea outstanding on the final day of the immediately preceding calendar year or such smaller number of shares as is determined by the administrator of the 2024 Plan. The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of granted restricted stock awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	6,216,527	(2)	$2.47	(3)	600	2,134,776
Equity compensation plans not approved by security holders (4)	-		-		-	-
	6,216,527		$2.47		600	2,134,776

(1)	Includes the Veea Inc. 2024 Equity Incentive Plan, as amended. For further detail on our equity compensation plans, please See Note 10 - Stock Incentive Plans to the financial statements included elsewhere in this Annual Report.

(2)	Includes shares subject to outstanding unvested RSUs.

(3)	The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.

(4)	We do not have equity compensation plans not approved by our stockholders.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, all sales of unregistered securities by the Company have been previously reported on a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of Veea should be read together with the “Item 1. Business” section and our audited financial statements as of the years ended December 31, 2025 and 2024, and related notes and other information included elsewhere in this Annual Report.

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

Company Overview

We are dedicated to simplifying the journey towards creating a world in which virtually everyone and everything is intelligently connected, while bringing applications and AI to the edge of the network. Most service providers, equipment suppliers, system integrators and even hyperscalers have adopted or advocated for similar solutions to various degrees either independently or in collaboration with the Company. However, to our knowledge, we are the first to market with patented technologies that a) bring virtualized data center capabilities to the far edge of the network, commonly referred to as the Device Edge, where all wired and wireless devices connect to the network, b) spawns hyperconvergence of computing, multiaccess communications and storage, c) provides for Cloud-managed applications at the Edge, d) enables machine learning with AI training, inferencing, and agentic AI at the Edge including AI-driven cybersecurity for heterogenous networks. Such networks are given rise through any combination of our developed devices and third-party devices, with CPUs, GPUs, TPUs, DPUs and/or NPUs, that run the VeeaONE platform ☐ software stack.

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

VeeaHub products, about the size of a typical Wi-Fi Access Point (AP), are offered in variety of forms with different capabilities for indoor and outdoor coverage and are both locally- and cloud-managed. VeeaONE platform architecture and business model, VeeaHub ☐ and third-party devices on VeeaONE platform with Hybrid Edge-Cloud Computing and AI-enabled applications and services resemble the Android OS platform architecture and business model for Android devices.

The VeeaONE platform offers a complement, and in some cases an alternative, to cloud computing by enabling the formation of highly secure, but easily accessible, private clouds and networks across one or multiple user(s) or enterprise location(s) across the globe. Benefits of the VeeaONE platform include optimal latency, lower data transport costs, data privacy, security and ownership, Edge AI, as well as “always-on” availability for mission critical applications, and contextual awareness for people, devices and things connected to the Internet.

Recent Developments

Transfer of Listing Application

In response to the Nasdaq deficiency notices received by the Company on September 29, 2025, on March 27, 2026, the Company submitted an application to transfer the listing of its Listed Securities from The Nasdaq Global Market to The Nasdaq Capital Market. In connection with the submission to transfer the Company’s listing, the Company requested a second period of 180 calendar days, or until September 30, 2026, to regain compliance with the Minimum Bid Price Requirement for continued listing.

On April 7, 2026, Nasdaq Staff approved the Company’s request to transfer the listing of the Company’s publicly traded securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. The transfer took effect at the opening of business on April 9, 2026 and did not have any immediate effect on trading in the Listed Securities. The Listed Securities continue to trade uninterruptedly under the symbol “VEEA” and “VEEAW”, respectively. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and companies on The Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing.

As a result of the transfer to The Nasdaq Capital Market, Nasdaq granted the Company a second period of 180 calendar days, or until September 28, 2026, to regain compliance with the minimum bid price requirement for continued listing. To regain compliance, the closing bid price of the Company’s shares must meet or exceed $1.00 per share for a minimum of 10 consecutive business days on or prior to September 28, 2026. Nasdaq’s determination to grant the additional 180-day compliance period was in part based on, among other things, the Company meeting the continued listing requirements of The Nasdaq Capital Market with the exception of the minimum bid price requirement, and the Company having provided written notice of its intention to cure the deficiency during the additional compliance period, including by effecting a reverse stock split if necessary. Following Nasdaq’s approval of the extended compliance period, the Company intends to continue to actively monitor the minimum bid price requirement and, as appropriate, will consider available options to resolve any deficiencies and regain compliance, including by effecting a reverse stock split if necessary.

Issuance and Designation of Series A Preferred

In connection with the Company’s application to transfer its listing to The Nasdaq Capital Market, to ensure the Company’s compliance with the listing requirements of The Nasdaq Capital Market, on March 30, 2026, the Company entered into separate conversion agreements with each of NLabs and 83rd Street LLC (“83rd Street”) pursuant to which (i) NLabs agreed to convert (x) $16,876,400 principal and accrued interest of outstanding under certain promissory notes evidencing loans made by NLabs to the Company (the “NLabs 2025 Notes”) into 168,764 shares of Series A preferred stock, par value $0.0001 per share, of the Company (“Series A Preferred”) and (y) $2,000,000 of the accrued rent owed to it in respect of the 164 East 83rd Street office lease into 20,000 shares of Series A Preferred and (ii) 83rd Street agreed to convert $2,323,600 of the accrued rent owed to it in respect of the 166 East 83rd Street office lease into 23,236 shares of Series A Preferred. Under the terms of the conversion agreements, NLabs and 83rd Street are each entitled to certain registration rights with respect to the shares of common stock issuable upon conversion of shares of the Series A Preferred.

In connection with the conversion, on March 30, 2026, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to designate Series A Preferred. Each share of Series A Preferred is entitled to vote on an as converted basis along with the common stock, and holders of Preferred Stock are entitled to receive dividends that are economically equivalent to any dividends declared with respect to the common stock. Each share of Series A Preferred is convertible into 198 shares of common stock, at the option of the holder.

Each share of Series A Preferred is entitled to vote on an as converted basis along with the common stock, and holders of Series A Preferred are entitled to receive dividends that are economically equivalent to any dividends declared with respect to the common stock. Further each share of Series A Preferred is convertible into common stock, at the option of the holder, in an amount equal to a price per share of $100 (as adjusted for certain stock splits) divided by $0.503.

Issuance of Warrants to NLabs

On March 30, 2026, in connection with the execution of the note conversion agreement and in consideration of NLabs’s entering into the note conversion agreement, the Company and NLabs entered into the No. 1 Amendatory Agreement to the NLabs 2025 Notes, pursuant to which (i) the face amount of each NLabs 2025 Note was amended to adjust such face amount, prior to conversion, to equal the “Adjusted Face Amount” of such NLabs 2025 Notes reflected on Schedule I thereof and (ii) the Company issued to NLabs a warrant to purchase 33,551,486 shares of the common stock at an exercise price of $0.503 per share (the “NLabs 2026 Warrants”).

Secured Term Loans

On February 17, 2026, Private Veea, entered into a Loan Agreement (the “Secured Term Loan Agreement”) with Pasadena Private Lending, Inc. (the “Secured Lender”), pursuant to which the Secured Lender agreed to extend, on the terms provided in the Secured Term Loan Agreement, a secured term loan facility in an aggregate principal amount of up to $10,550,000. The initial loan amount of $5,500,000 (the “Initial Term Loan Amount”) was borrowed by Private Veea on February 17, 2026 (the “Initial Secured Loan Closing Date”) and is evidenced by a promissory note, dated the Initial Secured Loan Closing Date (the “Secured Term Loan Note”). The Initial Term Loan Amount matures on the fifth anniversary of the Initial Secured Loan Closing Date and bears interest at a rate per annum equal to the prime rate (subject to a floor of 5.75%) plus an applicable margin of 4.50% (subject to adjustment based on the balance in the Cash Collateral Account defined below). Interest is payable monthly in arrears. Principal is payable in monthly installments of $58,000 commencing March 17, 2027, with any remaining outstanding principal and accrued interest due at maturity. VeeaSystems intends to use the loan proceeds for general corporate and working capital purposes.

Private Veea has the ability, by written notice to the Secured Lender at any time prior to the one-year anniversary of the Initial Secured Loan Closing Date, to request that the Initial Term Loan Amount be increased by additional term loans (the “Accordion Term Loans” and collectively with the Initial Loan Amount, the “Secured Loans”) in an aggregate principal amount $2,500,000 each, with the total Accordion Term Loans not to exceed $5,000,000. The making of the Accordion Term Loans are subject to the conditions provided in the Secured Loan Agreement; and, once made, will be subject to the same terms and conditions as the Initial Loan Amount, including, without limitation, with respect to interest rate, maturity, guaranties, and security.

Private Veea’s obligations under the Secured Term Loan Agreement are separately guarantied (a) by the Company (b) jointly and severally by Allen Salmasi, Chairman and Chief Executive Officer of the Company, and his spouse (the “Individual Guarantors”), and (iii) the domestic subsidiaries of Private Veea. Private Veea’s obligations are secured by first-priority liens and securities interests in favor of the Secured Lender by (i) a pledge by the Company of 100% of the issued and outstanding equity interests of VeeaSystems, ); (ii) a pledge by Private Veea of 100% of the issued and outstanding equity interests of each of its domestic subsidiaries. The Secured Lender has further been granted first-priority liens and securities interest in (i) substantially all of Private Veea’s personal property, including accounts receivable, inventory, equipment, intellectual property, investment property, general intangibles, deposit accounts, and proceeds thereof). Further, until such time as Private Veea achieves a Debt Service Coverage Ratio (as defined in the Secured Term Loan Agreement) of at least 3.0 to 1.0, tested as of the most recently completed fiscal quarter end, Private Veea is required to maintain a minimum aggregate balance equal to the greater of (i) $550,000 and (ii) 10% of the then outstanding aggregate principal amount of the Secured Term Loans, in cash, liquid securities, and marketable securities, in a reserve account (the “Cash Collateral Account”).

The Secured Term Loan Agreement contains customary affirmative and negative covenants, including without limitation, on indebtedness, liens, fundamental changes, asset sales, investments, and restricted payments. Further (i) commencing on the Initial Secured Loan Closing Date until June 30, 2027, (x) Private Veea is required to maintain a “Maximum Total Liabilities to Total Tangible Assets” (as defined in the Secured Term Loan Agreement) of no greater than 70.00%; and (y) the Individual Guarantors maintain “Liquidity” (as defined in the Secured Term Loan Agreement) in an amount greater than or equal to 2x the outstanding principal amount of the Secured Term Loans and (ii) thereafter, Private Veea is required to maintain (x) a “Senior Debt to EBITDA Ratio” (as defined in the Secured Term Loan Agreement) of no greater than 3.00 to 1.00 and (y) a minimum “Debt Service Coverage Ratio” (as defined in the Secured Term Loan Agreement) of at least 2.00 to 1.00. The covenants are each tested quarterly.

The Secured Term Loan Agreement and the Secured Term Loan Note contain customary events of default, including payment defaults, covenant defaults, breaches of representations and warranties, cross-defaults to other material indebtedness, bankruptcy events affecting Private Veea or the Company, material judgments, and change of control. Upon the occurrence of an event of default, the Secured Lender may accelerate the Secured Term Loans and exercise remedies against the collateral, including foreclosure on the pledged equity interests and the personal property collateral.

White Lion Private Placement

White Lion Note Purchase Agreement

On January 14, 2026, the Company and White Lion entered into the White Lion Note Purchase Agreement. Pursuant to the White Lion Note Purchase Agreement, the Company agreed to issue, and White Lion agreed to purchase, at one or more closings, on the terms and conditions contained in the White Lion Note Purchase Agreement, unsecured promissory notes in the aggregate funded amount of up to $2,500,000 and the White Lion Warrants to purchase shares of the Company’s common stock. The first closing occurred on January 14, 2026 at which the Company issued, and White Lion purchased, a White Lion Note with a face amount of $555,556 and warrant to purchase 990,099 shares of common stock with an exercise price of $0.505 per share. At the first closing, the Company received cash proceeds of $475,000, net of original issuance discount and certain transaction expenses.

The White Lion Notes mature 12-months from the date of issuance and accrue interest at an annual rate of five (5) percent per annum. The White Lion Notes are convertible, in whole or in part, into shares of common stock at the option of White Lion, at a price per share equal to the lesser of (i) $0.75 per share and (ii) 90% of the lowest VWAP (calculated as set forth in the White Lion Notes) for the prior consecutive ten (10) trading-day period, in each case subject to certain equitable adjustments. The White Lion Notes contain ownership limitations pursuant to which White Lion does not have the right to exercise any portion of its White Lion Notes if it would result in White Lion (together with its affiliates) beneficially owning more than 4.99% (or, at the election of White Lion, 9.99%) of the outstanding common stock. The White Lion Notes are repayable by the Company at any time, in whole or in part, without premium or penalty, other than the White Lion Notes issued at the first closing. Upon an event of default, the outstanding principal amount of the outstanding White Lion Notes, plus accrued but unpaid interest will become immediately due and payable in full. Events of default include, among others, failure to pay any principal or interest amounts under the White Lion Notes, failure to perform covenants in the White Lion Notes and certain bankruptcy and insolvency conditions of the Company.

Under the terms of the White Lion Note Purchase Agreement, the Company agreed to sell at each closing, in addition to a White Lion Note one accompanying White Lion Warrant at a price per share equal to the common stock’s closing price on such closing date, subject to certain adjustments. The White Lion Warrants expire five years from the date of issuance. The White Lion Warrants, contain ownership limitations pursuant to which White Lion does not have the right to exercise any portion of such warrants if it would result in White Lion (together with its affiliates) beneficially owning more than 4.99% (or, at the election of White Lion, 9.99%) of the outstanding common stock. The Company may elect, by written notice to White Lion, (the “Call Notice”), to cause White Lion to exercise its unexercised White Lion Warrants, at the then effective exercise price, at any time that (i) all shares of common stock underlying the White Lion Warrants are fully registered for resale pursuant to an effective registration statement and (ii) the closing price of the common stock has been greater than $3.00 per share for at least thirty (30) consecutive trading days preceding the date of the Call Notice.

Concurrently with the White Lion Note Purchase Agreement, the Company entered into a related Registration Rights Agreement (the “White Lion 2026 RRA”) with White Lion, pursuant to which the Company agreed to file, within 60 days following the first closing on January 14, 2026, a Registration Statement with the SEC registering for resale by White Lion of the number of the shares of common stock underlying the White Lion Notes and the White Lion Warrants. The White Lion 2026 RRA also contains usual and customary damages provisions for failure to file and failure to have the Registration Statement declared effective by the SEC within the time periods specified therein. The White Lion Note Purchase Agreement, the White Lion Notes, the White Lion Warrants, and the White Lion 2026 RRA include other customary terms and conditions.

White Lion - Equity Line of Credit

On December 2, 2024, the Company entered into a common stock purchase agreement (as amended, the “ELOC Purchase Agreement”) and related registration rights agreement (the “White Lion 2025 RRA”) with White Lion. Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation, to direct White Lion to purchase up to $25.0 million in aggregate gross purchase price of newly issued shares of common stock, subject to certain limitations and conditions as described below (the “ELOC Program”), at a purchase price equal to (i) 96.5% of the volume weighted average stock price for the three consecutive business days after a purchase notice is given, (ii) 98% of the volume weighted average stock price on the day a notice is delivered, or (iii) the lowest traded price for a given purchase date.

The Company controls the timing and amount of any sales to White Lion, which depends on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, White Lion’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s common stock. In all instances, the Company may not sell shares of its common stock under the ELOC Purchase Agreement if it would result in White Lion and its affiliate beneficially owning more than 4.99% of its outstanding voting power or shares of common stock at any one point in time, or the aggregate number of shares of common stock would not exceed 19.99% of the voting power of the issued and outstanding common stock.

During the year ended December 31, 2025, the Company issued 27,498 shares of common stock as a commitment fee (the “ELOC Commitment Shares”) to White Lion in payment of its commitment fee and sold 240,500 shares to White Lion under the ELOC Program for aggregate proceeds of $604,426, with the stock price of shares purchased by the White Lion ranging from $1.79 per share to $3.31 per share. The fair value of the ELOC Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the consolidated statement of operations and comprehensive loss of the Company for the year ended December 31, 2025. Further, the ELOC Purchase Agreement provided for the issuance of additional Commitment Shares to White Lion if the Company failed to sell at least $1,000,000 in gross proceeds to the White Lion by the sixth-month anniversary of signing of the ELOC Purchase Agreement.

White Lion has agreed that during the term of the ELOC Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the common stock. Effective of June 2, 2025, the Company and White Lion amended the ELOC Purchase Agreement effective of June 2, 2025 to provide for (i) an extension of the time period for the determination as to whether White Lion is entitled to additional ELOC Commitment Shares to December 15, 2025 and (ii) an increase the gross proceeds sold under the ELOC Purchase Agreement to $1,250,000. On January 14, 2026, the Company and White Lion further amended the ELOC Purchase Agreement (a) to provide for an extension of the ELOC Commitment Period from December 2, 2026 to June 30, 2027 and (b) to amend the provision relating to the issuance by the Company of additional ELOC Commitment Shares to White Lion such that White Lion is entitled to additional shares in amounts equal to (i) $25,000 at the time of the ELOC Amendment No. 2, (ii) $50,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,250,000 in gross proceeds of common stock through April 15, 2026, and (iii) $25,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,500,000 in gross proceeds of common stock through June 30, 2026. The number of shares of common stock issued in each instance is determined by dividing the dollar value of the shares of common stock to be issued by the average VWAP of the common stock for the ten-day trading period immediately prior to the issuance date.

Repayment of Line of Credit

On January 5, 2026, the Company repaid in full its line of credit (the “Line of Credit”) with JP Morgan Chase (the “JPM”) by making a cash payment to JPM of $14,076,218, representing the total outstanding principal and interest due as of January 5, 2026. See “Certain Relationships and Related Person Transactions - NLabs Demand Note” for more information.

Executive Management Changes

On April 13, 2026, the Company entered into a transition agreement with Janice K. Smith, the Executive Vice President and Chief Operating Officer. Pursuant to the agreement, effective as of April 30, 2026, Ms. Smith will step down from her current roles as the Executive Vice President and Chief Operating Officer of the Company and will serve as Senior Operations Advisor commencing on April 30, 2026 and ending on December 31, 2026. Ms. Smith will be entitled certain equity awards and cash bonus. See “Item 11. Executive Compensation - Existing NEO Employment Agreements – Smith Transition Agreement.”

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

For the year ended December 31, 2025 compared to year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Variance $	Variance %

Sales, net	$222,018	$141,760	$80,258	57%
Cost of goods sold	69,981	83,290	(13,309)	-16%
Gross profit	152,037	58,470

Operating Expenses:
Product development	328,422	1,373,351	(1,044,929)	-76%
Sales and marketing	349,004	811,537	(462,533)	-57%
General and administrative, net	17,652,467	26,638,816	(8.986,349)	-34%
Transaction costs	25,000	55,038,544	(55,013,544)	NM
Depreciation and amortization	632,479	273,772	358,707	131%
Total operating expenses	18,987,372	84,136,020
Loss from operations	(18,835,335)	(84,077,550)

Other income (expense):
Other income, net	(5,537)	21,390	(26,927)	-126%
UK R&D Tax Credit	1,202,554	1,251,243	(48,689)	-4%
Loss on initial issuance of convertible note	-	(1,770,933)	1,770,933	-100%
Change in fair value of convertible note option liability	60,000	840,933	(780,933)	-93%
Change in fair value of warrant liabilities	360,685	200,124	160,561	80%
Change in fair value of Earn-out Share Liability	13,016,400	38,040,000	(25,023,600)	-66%
Other expense	(256,585)	(244,732)	(11,853)	27%
Interest expense	(2,202,220)	(1,808,243)	(393,977)	22%
Total other income	12,175,297	36,529,782

Net loss	$(6,660,038)	$(47,547,768)	$40,887,730	-86%

Revenue, net

The Company generated revenue of approximately $0.2 million and approximately $0.1 million for the years ended December 31, 2025 and 2024, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices.

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

Cost of Goods Sold

Cost of goods sold remained materially consistent for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Given the lack of a material fluctuation in Revenue, net, management would not expect a significant fluctuation in Cost of goods sold.

Product Development Expense

Product development expense decreased by approximately $1.0 million, or 76%, from approximately $1.4 million for the year ended December 31, 2024 to approximately $0.3 million for the year ended December 31, 2025. The decrease in product development expenses was due to decreased internal development costs during the period.

Sales and Marketing Expense

Sales and marketing expense decreased by approximately $0.5 million, or 57%, from approximately $0.8 million for the year ended December 31, 2024 to approximately $0.3 million for the year ended December 31, 2025. The decrease is primarily due to a reduction in unpaid customer pilots.

General and Administrative Expense

General and administrative expense decreased by approximately $9.0 million, or 34%, from approximately $26.6 million for the year ended December 31, 2024 to approximately $17.7 million for the year ended December 31, 2025. The decrease is primarily due to a decline in share-based compensation expense as compared to the prior year of approximately $6.8 million.

Transaction costs including those incurred with Earn-Out Share Liability

Transaction costs were primarily incurred during the year ended December 31, 2024 associated with the contingent earn-out share liability during 2024. No material transaction costs were expected by management during the year ended December 31, 2025.

Depreciation and Amortization

Depreciation and amortization increased by approximately $0.3 million, or 131%, from approximately $0.3 million for the year ended December 31, 2024 to approximately $0.6 million for the year ended December 31, 2025. The increase was due to additional amortization for the technology assets acquired from Crowdkeep, Inc. in May 2025.

Other income, net

Other income, net relates to immaterial non-operating transactions incurred during the period. These amounts were immaterial for the years ended December 31, 2025 and 2024.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities is comprised of the fair value adjustments to the convertible note option liability, SPAC Private Placement Warrants, the Earn-Out Share Liability, and the 2025 Investors Warrants at balance sheet date. The loss on the change in fair value of conversion note option liability of $60 thousand for the year ended December 31, 2025, was determined using a Black-Scholes option pricing model. The gain on the change in fair value of the SPAC Private Placement Warrants of $0.4 million for the year ended December, 2025, was determined based on the trading value of the public warrants and the Black-Scholes option pricing model. The gain on the change in fair value of the Earn-Out Share Liability of $13.0 million for the year ended December 31, 2025, was determined using a Monte Carlo simulation of 100,000 simulations. A significant driver of the changes in fair value was due to the decline in the Company’s stock price.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the years ended December 31, 2025 and 2024.

Interest expense

Interest expense increased by approximately $0.4 million, or 22%, from approximately $1.8 million for the year ended December 31, 2024 to approximately $2.2 million for the year ended December 31, 2025. The increase was due to additional draws on our revolving line of credit and new related party notes entered throughout the year ended December 31, 2025.

Liquidity and Capital Resources

During the years ended December 31, 2025 and 2024, the Company incurred operating losses of approximately $18.8 million and $84.1 million, respectively, and had an accumulated deficit of $224.5 million as of December 31, 2025. Since its inception, it has incurred significant operating losses and negative cash flows. As of December 31, 2025, it had cash of approximately $0.1 million and outstanding debt of $19.8 million, of which $750,000 was outstanding under those unsecured convertible promissory notes issued by the Company and Private Veea to certain unaffiliated accredited investors pursuant to certain note purchase agreements entered into with such investors simultaneously with the Closing of the Business Combination for the sale of such notes (the “September 2024 Notes”), $1.0 million was outstanding under the Crowdkeep Convertible Notes, $14.0 million was outstanding under the working capital facility, $2.3 million was outstanding under a related party note payable, and $1.8 million was outstanding under a notes payable with an inventory vendor.

The Company plans to fund its operations and capital funding needs for the next 12 months with revenue generated from operations, including anticipated revenue generated under the Framework Agreement for the Licenses, Equipment and Services (the “Supply Agreement”) that the Company entered into with RadioMovil Dipsa, S.A. De C.V. (“Telcel”), a Mexican wireless telecommunications company owned by América Móvil, effective August 7, 2025, and using proceeds from its existing financing arrangements under the ELOC Purchase Agreement, its new secured term loan facility with Pasadena Private Lending (as described above) and note purchase agreement with White Lion. Further, the Company could pursue other equity and debt financing from new or existing investors, including related parties, which may continue to include the Company’s CEO and his affiliates.

Our principal sources of liquidity are proceeds from the issuance of notes, convertible notes, related party notes, and the issuance of common stock. The primary use of capital continues to be to invest for the long-term growth of the business. We regularly evaluate our cash and capital structure, including the size, pace, and form of capital return to stockholders.

The following table presents cash flows for the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(15,227,760)	$(25,595,008)
Net cash used in investing activities	$(247,337)	$(265,445)
Net cash provided by financing activities	$13,936,539	$21,572,753

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2025 was driven by our net loss of approximately $6.7 million and the Change in the fair value of our earn-out liability of approximately $13.0 million. This was offset by approximately $0.6 million of depreciation and amortization, approximately $1.2 million of the amortization of debt issuance costs, and approximately $1.1 million of share based compensation. This loss was further offset by approximately $3.0 million of changes in working capital, which primarily consisted of cash provided by accounts payable and accrued liabilities of approximately $3.4 million and $0.5 million, respectively, due to the timing in payments of vendors, which was offset by cash used in operating activities pertaining to inventory purchases of approximately $0.7 million and payments relating to the Company’s operating leases of approximately $0.1 million.

Cash used in operating activities for the year ended December 31, 2024 was driven by our net loss of approximately $47.5 million and the change in the fair value of our earn-out liability of approximately $38.0 million. This was offset by approximately $0.3 million of depreciation and amortization, approximately $0.3 million of the amortization of debt issuance costs, the initial loss on the earn-out liability of approximately $53.6 million, and approximately $6.7 million of share based compensation. This loss was further increased by approximately $1.2 million of changes in working capital, which primarily consisted of cash provided by the timing of payment of accrued interest of approximately $1.4 million which was offset by cash used in operating activities relating to inventory purchases of approximately $0.1 million, the timing of purchases of other current assets of approximately $0.4 million and the timing of vendor payments associated with the Company’s accounts payable and accrued liability balances of approximately $1.3 million, and payments relating to the Company’s operating leases of approximately $0.8 million.

Cash used in investing activities

Cash used in investing activities for the years ended December 31, 2025 and 2024 relate to the Company’s investment in patents and long-lived assets.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2025 was driven by approximately $1.3 million of proceeds from the Company’s revolving line of credit, approximately $5.5 million of proceeds from the issuance of related party notes, approximately $1.0 million of proceeds from the issuance of convertible notes, approximately $0.8 million from the issuance of common shares under the Company’s equity line of credit, and approximately $4.3 million from the issuance of the Company’s common shares.

Cash provided by financing activities for the year ended December 31, 2024 was driven by approximately $3.7 million of proceeds from the Company’s revolving line of credit, approximately $5.3 million of proceeds from the issuance of related party notes, approximately $1.5 million of proceeds from the issuance of convertible notes, approximately $1.1 million of proceeds from the reverse recapitalization transaction, and approximately $10.0 million of proceeds from the issuance of the Company’s common shares.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the year ended
	December 31, 2025	December 31, 2024
ADJUSTED EBITDA
Net loss	$(6,660,038)	$(47,547,768)
Adjustments:
UK R&D tax credit	(1,202,554)	(1,251,243)
Interest expense	2,202,220	1,808,243
Depreciation and amortization	632,479	273,772
EBITDA	(5,027,893)	(46,716,996)
Other income, net	(5,537)	(21,390)
Other expense	256,585	244,732
Loss on initial issuance of convertible note	-	1,770,933
Change in fair value of conversion note liability	(60,000)	(840,933)
Change in fair value of warrant liabilities	(360,685)	(200,124)
Change in fair value of earn out share liability	(13,016,400)	(38,040,000)
Transaction costs	25,000	55,038,544
Share-based compensation	1,136,320	6,699,040
ADJUSTED EBITDA	$(17,052,610)	$(22,066,194)

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results of operations and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

Inventory

The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value, if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. The write down for excess or obsolescence is charged to the provision for inventory, which is a component of cost of goods sold in the Company’s consolidated statements of operations and comprehensive income (loss). At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

Fair Value of Certain Debt and Liability Instruments, and the Fair Value Option of Accounting

When financial instruments contain various embedded derivatives which require bifurcation and separate accounting of those derivatives apart from the host instruments, if eligible, GAAP allows issuers to elect the fair value option (“FVO”) of accounting for those instruments. The FVO allows the issuer to account for the entire financial instrument, including accrued interest, at fair value with subsequent remeasurements of that fair value recorded through the statements of operations. We elected the FVO of accounting for the September 2024 Notes, including contingently issuable common stock and accrued interest, as discussed in Note 3, Summary of Significant Accounting Policies and Note 4, Reverse Recapitalization to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

The Earn-out Share Liability

Certain shareholders of the Company are eligible to receive up to 4.5 million earnout shares of the Company’s common stock, contingent upon the fulfillment of certain milestones. Each earnout is deemed achieved if, at any time within ten years following the Business Combination, (i) the volume-weighted average price of the Company’s common stock reaches or exceeds either $12.50 or $15.00, in each case, for any twenty trading days within a thirty trading day period or (ii) a change of control occurs resulting in the shareholders receiving a per share price, or an implied value per share equal to or in excess of $12.50 or $15.00 per share. As the issuance of the earnout shares is contingent solely on meeting the earnout milestones, the Company’s obligation to issue the earnout shares is recorded as a contingent liability on the Company’s consolidated balance sheet. The Earn-out Share Liability was initially measured at fair value at the Closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the Earn-out Share Liability is recorded as part of “Other income and (expense)” in the consolidated statement of operations. The estimated fair value of the Earn-out Share Liability was determined using a Monte Carlo analysis of 100,000 simulations of the future path of the Company’s stock price over the earnout period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and the risk-free rate. See additional information on valuation methodologies and significant assumptions used in Note 2, Summary of Significant Accounting Policies and Note 4, Reverse Recapitalization, to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Goodwill

Goodwill represents the excess of the aggregate purchase consideration over the fair value of the net assets acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company’s goodwill was recorded in connection with an acquisition consummated by Private Veea in June 2018. See additional information on valuation methodologies and significant assumptions used in Note 2, Summary of Significant Accounting Policies and Note 6, Goodwill and Intangible Assets, to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Impairment of Long-Lived Assets

Long-lived assets with finite lives consist primarily of property and equipment, operating lease right-of-use assets, and intangible assets which are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. See additional information on valuation methodologies and significant assumptions used in Note 2, Summary of Significant Accounting Policies and Note 6, Goodwill and Intangible Assets, to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report for a description of recently adopted accounting standards.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to the accompanying consolidated financial statements included elsewhere in this Annual Report for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1) under the Securities Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required by this Item is included in this Annual Report as set forth in the “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report, following Item 15. Exhibits, Financial Statements and Schedules and prior to the signature pages of this Annual Report, and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 19, 2024, the Board dismissed Marcum LLP (“Marcum”), the Company’s former independent registered public accounting firm. Marcum’s report on Plum’s financial statements as of December 31, 2023 and 2022 contained an explanatory paragraph relating to going concern, but otherwise did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Plum’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of Plum’s disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, Plum’s Chief Executive Officer and Chief Financial Officer concluded that Plum’s disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness in Plum’s internal controls over accounting and reporting complex financial instruments including the accounting for Plum’s subscription agreements and other service provider or investor agreements, proper classification of warrants as liabilities and redeemable Class A ordinary shares of Plum (prior to the Closing of the Business Combination) as temporary equity and prepaid expenses between current and non-current, misclassification of the trust account between current and long term assets, misclassification of redeemed shares between current liabilities and temporary equity and under accrual of liabilities.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;

2.	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age as of March 31, 2026, and position of the individuals who currently serve as directors and executive officers of the Company. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

As of the date of this Annual Report, our officers and directors are as follows:

Name	Age	Position
Allen Salmasi	71	Chief Executive Officer, Chairman of the Board, Class III Director
Janice K. Smith(1)	64	Executive Vice President and Chief Operating Officer
Randal V. Stephenson	65	Senior Vice President and Chief Financial Officer
Mark Tubinis	66	Chief Commercial Officer
Michael Salmasi	36	Chief Executive Officer of Veea Solutions Inc., Class I Director
Helder Antunes	62	Executive Vice President, Chief Revenue Officer, Class II Director
Douglas Maine	77	Class II Director
Kanishka Roy	50	Class III Director
Alan Black	66	Class II Director
Gary Cohen	69	Class I Director

(1)	Ms. Smith will be resigning as Executive Vice President and Chief Operating Officer as of April 30, 2026.

Allen Salmasi is the Chairman and Class III director of the Board and CEO at Veea. Prior to co-founding Veea in 2014, Mr. Salmasi was the Chairman, Chief Executive Officer and President of NextWave Telecom Inc. and its spin-off, NextWave Wireless Inc. (“NextWave”), a San Diego-based company that he founded in 1996. In partnership with MCI Communications Corporation, NextWave developed and substantially implemented the first Mobile Virtual Network Operator (“MVNO”) service in the US. NextWave also acquired substantial spectrum assets in the US and other countries between 1996 and 2007. NextWave Telecom was acquired by Verizon in 2005 and, its spin-off, NextWave Wireless was acquired by AT&T in 2013. In 2012, prior to AT&T acquisition, PacketVideo Inc., a wholly owned subsidiary of NextWave, was sold to NTT DoCoMo and IPWireless Inc., another wholly owned subsidiary of NextWave, which was spun-off in 2008, was acquired by General Dynamics. NextWave, PacketVideo Inc. and IP Wireless, also pioneered several products and technologies that were acquired at various times such as an all IP-based packet-switched wireless broadband network equipment and devices based on TD-CDMA and OFDMA waveforms (4G/5G) as well as mobile media and streaming software platform that was adopted by Google for Android devices. During 2000s, its TD-CDMA was deployed in Eastern Europe as a “wireless Internet” network by Deutsche Telekom and in New York metro area, with an upgrade to 4G LTE as a public safety network after 9/11 (“NYCWiN”) with Northrop Grumman. Beginning 1988, at Qualcomm Incorporated, he served in various positions as the first President of its wireless business division (QCT), Chief Strategy Officer and a member of the Board of Directors, where he initiated and led the business development activities for the first digital cellular products, including its chipset and handset developments and production, based on Code Division Multiple Access (“CDMA”) technology, which became the first global wireless standard as 3G and gave birth to smartphones. Prior to Qualcomm, from 1983 to 1988, Mr. Salmasi was the Chief Executive Officer and President of Omninet Corporation, which developed and launched OmniTRACS product and services in 1985. As the first large scale commercial application of spread spectrum communications incorporating CDMA, OmniTRACS became the world’s first and largest commercial terrestrial mobile satellite communications service for two-way messaging, SCADA (IoT) and position reporting service. Omninet entered into a contract with Qualcomm, immediately after its formation in 1985, to manufacture OmniTRACS and then merged with Qualcomm in 1988. From 1979 to 1984, Mr. Salmasi was employed by the National Aeronautics and Space Administration (NASA) at Jet Propulsion Laboratory (JPL). He holds two Bachelor of Science degrees with honors in Electrical Engineering and Business Management and Economics from Purdue University and two Master of Science degrees in Electrical Engineering and Applied Mathematics from Purdue University and the University of Southern California, respectively. Mr. Salmasi is the Company’s founder and was selected to serve on our Board due to his industry experience, entrepreneurship and deep knowledge about the Company.

Janice K. Smith is our Executive Vice President and Chief Operating Officer. Ms. Smith joined Veea in 2018. Ms. Smith served as our Interim Chief Financial Officer from September 2024 through July 2025. From February 2014 to June 2018, Ms. Smith was Chief Administrative Officer of NLabs. Prior to joining NLabs, Ms. Smith was SVP, Chief Risk Officer and Head of Governmental Affairs for Overseas Shipholding Group, Inc., formerly the largest NYSE-listed crude oil and petroleum product transportation company, where she was responsible for the enterprise risk management function, and for establishing and executing its legislative agenda, including management of the firm’s “PAC” and supervising outside lobbyists. Prior to OSG, Ms. Smith was a corporate partner in the New York office of global law firm Proskauer Rose where her practice focused on mergers and acquisitions, corporate finance and securities law transactions. Ms. Smith holds a BBA from Iona College, a JD from Fordham Law School.

Randal V. Stephenson is our Senior Vice President and Chief Financial Officer and previously served as the Company’s Chief Strategy Officer and Senior Vice President of Finance. Mr. Stephenson joined Veea in May 2025. He is an investment banking, strategy and corporate finance professional with over 25 years of experience in mergers, acquisitions, restructuring, sale of companies, private capital placements, strategic planning and corporate development. Prior to joining Veea, from 2023 to 2025 Mr. Stephenson was the Chief Executive Officer and Head of Investment Banking for FE Capital Markets, LLC, a technology investment banking firm, and from 2020 to 2023 he was a Managing Director with GLC Securities LLC, a restructuring and investment banking firm. Mr. Stephenson has additional investment banking experience at Deutsche Bank Securities, JPMorgan Chase Securities, Jefferies & Company, Merrill Lynch, and Duff & Phelps Securities. He has closed over 300 M&A and corporate financing transactions in 20 countries valued at more than $70 billion and has been an Independent Director and Chair of the Audit Committee for a NASDAQ listed company. Mr. Stephenson received his M.B.A. from Harvard Business School, his J.D. (with honors) from Boston College Law School, and his B.A. from the University of Michigan. Mr. Stephenson is admitted to practice law in New York.

Mark Tubinis is our Senior Vice President and Chief Commercial Officer. Mr. Tubinis joined Veea in 2020. He is a seasoned technology executive recognized for building and managing global product and services organizations. He has broad experience in virtualized and cloud-based fixed and mobile service delivery (voice, video, data and IoT), and has worked in engineering management, product management, business development, and strategic planning and partnering over his career. He served as SVP of SeaChange International, an OTC-listed supplier of video delivery software, from October 2016 to January 2019; as the Chairman of the Board of Airfusion, a private AI driven data analytics company, from 2016 to 2020; and as a director of Classco, Inc., a specialist in Calling Line ID technologies, from 1996 to 2019. Since 2024, he has served as an advisor of zTouch, LLC, a private AI based network optimization and automation company. At Alcatel-Lucent (via acquisition of WaterCove Networks), Cedar Point Communications, Savant, SeaChange International and now Veea, Mr. Tubinis enjoys working with industry thought leaders to deliver innovative, award-winning solutions. Mr. Tubinis holds an MSEE/Computer Engineering and Communications from Massachusetts Institute of Technology (MIT) and a BSEE from Boston University.

Michael Salmasi serves as a Class I director of the Board. Michael Salmasi is a co-founder of Veea Inc. and has served on its board of directors since its inception. Michael has also served as CEO of Veea Solutions Inc., a subsidiary of Veea Inc., since 2013. In this role, Mr. Salmasi plays a leading role in a variety of initiatives and engages with the company’s business partners to deliver edge computing solutions to customers in a range of projects, including Smart Retail, Smart Buildings, and Smart Agriculture. Prior to co-founding Veea Inc., Mr. Salmasi worked at UBS Financial Services from 2009 to 2012. Mr. Salmasi holds a Master of Business Administration from New York University Stern School of Business. Mr. Salmasi is a co-founder of the Company and was selected to serve on our Board due to his industry experience and deep knowledge about the Company.

Douglas Maine serves as a Class II director of the Board. Mr. Maine joined International Business Machines Corporation (“IBM”) in 1998 as Chief Financial Officer following a 20-year career with MCI (now part of Verizon) where he was Chief Financial Officer from 1992-1998. He was named General Manager of ibm.com in 2000 and General Manager, Consumer Products Industry in 2003 and retired from IBM in 2005. Mr. Maine previously served as a director of the following public companies: Acreage Holdings from 2018-2023; Albemarle Corporation from 2015 to 2020, Orbital-ATK, Inc. from 2006-2017, BroadSoft, Inc. from 2006-2017 and Rockwood Holdings, Inc. from 2005-2015. Maine is a former two-term member of the Standing Advisory Group of the Public Company Accounting Oversight Board. Mr. Maine holds a BS from Temple University and an MBA from Hofstra University. Mr. Maine is also a Columbia Business School Executive in Residence. Mr. Douglas was selected to serve on our Board due to his industry experience and public company background.

Kanishka Roy serves as Class III director of the Board. Mr. Roy is a technology and finance veteran, with over 20 years of experience as a technology investment banker, public company executive, and growth investor. From 2014 to 2019, Mr. Roy helped leading Software and Internet companies with mergers and acquisitions (M&A) and capital markets transactions. Mr. Roy also served as the Global Head of Tech M&A Origination for Morgan Stanley, where he was responsible for initiating large, industry-transforming mergers, helping clients take a long-term view of the competitive landscape and implementing winning M&A playbooks to maximize shareholder value. Over his career, Mr. Roy has participated in over $100 billion of M&A transactions. Most recently, from 2019 to 2020, he was Global CFO at SmartNews, a multi-billion-dollar private AI company with over 20 million monthly average users and led the strategic finance and growth of a rapidly growing company across multiple geographies. Mr. Roy started his career as a software engineer at two software startups, both of which were acquired by larger public companies, and also worked in executive strategy roles at IBM. Mr. Roy is also President, Chief Executive Officer, Secretary, Treasurer, and board member of Plum Acquisition Corp. III, a special purpose acquisition company traded on Nasdaq. Mr. Roy holds an undergraduate degree in Electrical & Computer Engineering and an MBA from the Tuck School of Business at Dartmouth. Mr. Roy was selected to serve on our Board due to his public company background, significant investment experience and background in a wide variety of industries.

Alan Black serves as a Class II director of the Board. Mr. Black founded Surfspray Capital, LLC in 2017 through which he has advised over a dozen companies including Looker Data Sciences where he served on the Board and was Chair of the Audit Committee (acquired by Google in 2019); Bill.com Holdings (2019 IPO), HashiCorp (2021 IPO), and private software companies including Intercom, Komodo Health, Mattermost, Netlify, Nozomi Networks, and others. He brings more than 35 years of experience as an executive leading public and private software enterprises, including IPO experience as CFO at Zendesk (2014 IPO) and Openwave Systems (1999 IPO). In between those companies, Mr. Black was President and CEO of Intelliden (acquired by IBM in 2010). Mr. Black currently sits on the boards of Nextiva, Matillion, and Plum Acquisition Corp. III. He holds a Bachelors of Commerce and a Graduate Diploma in Public Accountancy degrees from McGill University in Montreal, Canada, and serves on McGill’s Board of Advisors for the Western United States, co-chairing its Bursary Subcommittee. Mr. Black is now retired from active membership in the Institute of Chartered Accountants of Ontario (Canada) and Society of Certified Public Accountants (California), in which professional organizations he was a licensed member for over two decades. Mr. Black was selected to serve on our Board due to his public company background, significant investment experience and background in a wide variety of industries.

Helder Antunes serves as a Class II director of the Board and the Company’s Executive Vice President and Chief Revenue Officer. Mr. Antunes is an entrepreneur, technologist, and executive with over 30 years of experience in Silicon Valley and around the world. Until May 2025, Mr. Antunes served as CEO of Crowdkeep, an Internet of Things (IoT) company specializing in asset, people, and condition tracking across multiple industries. From January 2019 to January 2024, Mr. Antunes was the CEO of Cyvolve. Mr. Antunes previously served as a Cisco executive for over 20 years, crucial in leading corporate innovation and in the development of many of Cisco’s many security products, such as IoS imbedded security, Cisco Virtual Office (CVO), and Dynamic Multipoint VPN, as well as leading projects like Cisco Connected Car, founding the OpenFog Consortium, and developing the reference architecture for all things IoT. A renowned expert in data security, Internet of Things (IoT), fog computing, and disruptive innovation, Mr. Antunes speaks at numerous conferences and symposiums around the world every year and has presented to the U.S. Congress, and the parliaments of countries like Norway and Portugal on the topics of technology and innovation. Mr. Antunes has also served as an advisor to the Government of Portugal and the Regional Government of the Azores, counseling on the topics of stimulating high tech development, fostering investment environments, and promoting science & technology education. Mr. Antunes was selected to serve on our Board due to his background in a wide variety of industries with a focus on IT.

Gary Cohen serves as a Class I director of the Board. Mr. Cohen is an experienced business leader with a background in global management. Mr. Cohen currently serves on the Board of Trustees for Northwell Health. Mr. Cohen has previously served on the President’s Council for Union College, the Global Advisory Board of Ragon Institute of MGH, MIT and Harvard, the Global Advisory Council of African Leadership University, US Advisory Council of African Leadership Academy, and Director and Treasurer of Gift of Hope USA. Mr. Cohen has been retired since 2014. Prior to retirement, Mr. Cohen was employed with IBM Corporation from 1978 to 2014 (with an 18-month gap). During his time at IBM Corporation, Mr. Cohen served as General Manager, Global Communications Sector, Chairman of IBM Africa, and Executive Leader of Global Alliances, among other roles. Mr. Cohen led IBM Corporation’s $12 billion business with telecommunications, energy and utilities, and media and entertainment clients worldwide, with particular focus in leading the development in Africa. Prior to that Mr. Cohen served as General Manager of IBM’s Pervasive Computing (IoT) business unit and before that was Vice President of Strategy. Furthermore, Mr. Cohen managed critical partnerships with businesses like SAP, Cisco, and Oracle. Mr. Cohen holds an MBA in Finance from New York University and a Bachelor of Science in Economics and Psychology from Union College. Mr. Cohen was selected to serve on our Board because of his long-time global business experience and leadership experiences.

Family Relationships

Except for Allen Salmasi, our Chairman and Chief Executive Officer, who is the father of Michael Salmasi, our director and Chief Executive Officer of our subsidiary, Veea Solutions, Inc., there are no family relationships between any of the executive officers or directors of the Company.

Director or Officer Involvement in Certain Prior Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years, except that we are aware of several non-material claims alleging unpaid fees under ordinary course vendor or contractor agreements.

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

Committees of the Board of Directors

The standing committees of Company’s Board consists of an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The composition of each committee is set forth below.

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

The guidelines for selecting nominees are specified in the Nominating and Corporate Governance Committee Charter.

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

Role of the Board in Risk Oversight/Risk Committee

Of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. For example, the Company’s audit committee is responsible for overseeing the management of risks associated with the Company’s financial reporting, operational, privacy and cybersecurity, competition, legal, regulatory, compliance and reputational matters; and the Company’s compensation committee oversees the management of risks associated with our compensation policies and programs.

Oversight of Cybersecurity Risks

The Company faces a number of risks, including cybersecurity risks and those other risks described under the section titled “Risk Factors” included in this Annual Report. The audit committee is responsible for overseeing the steps management has taken with respect to cybersecurity risk exposure. As part of this oversight, the audit committee will receive regular reports from management of the Company on cybersecurity risk exposure and the actions management has taken to limit, monitor or control such exposures at its regularly scheduled meetings. Management will work with third party service providers to maintain appropriate controls. We believe this division of responsibilities is the most effective approach for addressing the Company’s cybersecurity risks and that the Board leadership structure supports this approach. See “Item 1C. Cybersecurity” for additional information.

Limitation on Liability and Indemnification of Directors and Officers

The Charter contains provisions that limit the liability of the directors and officers for damages to the fullest extent permitted by Delaware law. Consequently, the directors will not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, and the Company’s officers will not be personally liable to the Company’s stockholders for monetary damages for breach of fiduciary duty as an officer, in each case except for any liability for:

●	any breach of the director’s or officer’s duty of loyalty to the Company or its stockholders;

●	any act or omission not in good faith or which involves intentional misconduct or a knowing violation of law;

●	any transaction from which the director or officer derived an improper personal benefit; and

●	an illegal dividend, stock repurchase or redemption under Section 174 of the DGCL.

The Charter requires the Company to indemnify and advance expenses to, to the fullest extent permitted by applicable law, its directors, officers and agents. The Company plans to maintain a directors’ and officers’ insurance policy pursuant to which the directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, the Charter prohibits any retroactive changes to the rights or protections or increasing the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, the Company has entered into separate indemnification agreements with its directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

We believe these provisions in the Charter are necessary to attract and retain qualified persons as directors and officers for the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2025, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons except for (i) Helder Antunes filed one late Form 4 covering one transaction, (ii) Mark Tubinis filed one late Form 4 covering one transaction, (iii) Michael Salmasi filed one late Form 4 covering one transaction, (iv) Allen Salmasi filed one late Form 4 covering one transaction, (v) Randal Stephenson filed one late Form 3, and (vi) Janice Smith filed one late Form 4 covering one transaction.

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

Clawback Policy

We have adopted a Compensation Recovery Policy in accordance with applicable Nasdaq rules, a copy of which is filed as the Exhibit 97.1 to our Annual Report. It is generally our policy that the Company will recoup any incentive compensation erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.

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

Other than as set forth in the table and described more fully below, during the fiscal year ended December 31, 2025, Veea did not pay any fees, make any equity awards or non-equity awards, or pay any other compensation to the named executive officers. The compensation reported in this summary compensation table below is not necessarily indicative of how we will compensate our named executive officers in the future. We expect that we will continue to review, evaluate and modify our compensation framework as a result of becoming a publicly-traded company, and our compensation program following the consummation of the Business Combination could vary significantly from our historical practices.

2025 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Allen Salmasi	2025	-	-		-	-		-
Chief Executive Officer	2024	-	-		11,640,727			11,640,727
Janice K. Smith	2025	229,158	-		19,871	10,000	(2)	259,029
Chief Operating Officer	2024	250,000	40,000	(3)	163,438	11,600	(2)	465,038
Mark Tubinis	2025	175,000	-		69,094	8,400	(2)	252,494
Chief Commercial Officer	2024	210,000	-		30,000	8428	(2)	248,428

(1)	The amounts reported in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the grant date fair value of each stock option award granted, computed in accordance with the provisions of FASB ASC Topic 718. See Note 10, Stock Incentive Plans to the accompanying consolidated financial statements included elsewhere in this Annual Report for the assumptions used in calculating the grant date fair value of the stock option awards reported in this column.

(2)	Consists of Company 401(k) matching contributions.

(3)	Consists of a special cash bonus in recognition of exceptional performance by Ms. Smith in 2024.

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

Smith Transition Agreement

Janice K. Smith, the Company’s current Executive Vice President and Chief Operating Officer announced her intention to retire from such positions effective April 30, 2026. In connection with Ms. Smith’s retirement from such positions, Ms. Smith and the Company entered into an employment agreement pursuant to which Ms. Smith agreed to serve as a Senior Operations Advisor to the Company’s CEO to provide for an orderly transition from her current executive roles through her retirement. The employment agreement expires December 31, 2026. Under the employment agreement, Ms. Smith’s annualized compensation will be decreased to $150,000 per year. Further in recognition of Ms. Smith’s many years of outstanding leadership and exceptional service to the Company, the Company’s Compensation Committee approved (i) an equity award to Ms. Smith in the form of a non-qualified option of 250,000 shares of common stock and (ii) a cash bonus in the amount of $100,000. 100,000 shares of the award vested on the award date, with the balance vesting in eight substantially equal installments on the last day of each calendar month through December 31, 2026 and will be exercisable until December 31, 2027. The cash bonus is payable in increments, with some tied to the Company’s achievement of specified financial milestones, and $16,666 is payable on June 30, 2026, August 31, 2026, and October 31, 2026.

Each of the NEOs is eligible to participate in a number of Company-sponsored benefit plans, programs and arrangements.

Outstanding Equity Awards at Year-End

The following table provides information on outstanding equity awards as of December 31, 2025 to our NEOs.

Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Allen Salmasi (1)	-	-	-	$0
Janice K. Smith	-	-	-	$-
Mark Tubinis	-	-		$0

Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Allen Salmasi	12/30/24	2,992,475	0	0	$3.89	12/30/28
Janice K. Smith	5/19/22	29,345	0	0	3.01	5/19/32
	5/10/24	18,013	0	0	9.07	5/10/34
	4/28/25	19,531	-	-	1.60	4/28/35
Mark Tubinis	12/31/19	15,695	-	-	2.75	12/31/29
	4/30/20	23,542	-	-	2.75	4/30/30
	5/19/22	9,975	-	-	3.01	5/10/32
	5/10/24	3,306	-	-	9.01	5/10/34
	4/28/25	16,406	-	-	1.60	4/28/35
	9/29/25			125,000	0.66	9/29/35

(1)	All equity awards held by Mr. Salmasi are fully vested.

Narrative Disclosure to Summary Compensation Table

Base Salaries

In 2025 and 2024, as applicable, the named executive officers received annual base salaries to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

In 2024 the annual base salaries of Ms. Smith and Mr. Tubinis were $250,000 and $210,000, respectively, and were changed to $229,158 and $175,000, respectively, in 2025. Mr. Allen Salmasi did not receive an annual salary in 2023 and 2024. Effective August 1, 2025, the annual base salary of Ms. Smith was increased to $300,000.

Cash Bonuses

In 2025 and 2024 we did not have any formal arrangements with our named executive officers providing for annual cash bonus awards. Ms. Smith received a discretionary cash bonus in 2024, as discussed below.

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

2024 Special Bonus to Ms. Smith

On November 11, 2024, the Compensation Committee approved a discretionary special cash bonus in the amount of $40,000 to Ms. Smith, for her exceptional performance in fiscal year 2024. The special bonus was paid, less applicable tax withholding, in December 2024.

Director Compensation

The following table provides information for the compensation of our non-employee directors for the fiscal year ended December 31, 2025:

	Fees earned or	Stock
	paid in cash	Awards	Total
Name	($)(1)	($)(2)(3)	($)
Douglas Maine	57,500	160,000	313,500
Kanishka Roy	42,500	153,333	287,833
Alan Black	46,500	158,333	294,500
Gary Cohen	52,500	155,000	305,833

(1)	Consist of fees earned but not paid in 2025 to the directors for 2025 director services.

(2)	As of December 31, 2025, the stock awards made to each non-employee director consisted of:

●	Douglas Maine received an RSU award of 150,000 shares for 2025 services as a director and an RSU award of 15,000 shares of stock in payment of earned but unpaid fees for 2024 services as a director;

●	Mr. Roy received an RSU award of 150,000 shares for 2025 services as a director and an RSU award of 3,333 shares of stock in payment of earned but unpaid fees for 2024 services as a director;

●	Mr. Black received an RSU award of 150,000 shares for 2025 services as a director and an RSU award of 5,000 shares of stock in payment of earned but unpaid fees for 2024 services as a director;

●	Mr. Cohen received an RSU award of 150,000 shares for 2025 services as a director and an RSU award of 8,333 shares of stock in payment of earned but unpaid fees for 2024 services as a director.

(3)	Consists of grants of RSUs. Reflects the aggregate grant date fair value of any RSUs granted, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount are included in Note 10, Stock Incentive Plans to the Consolidated Financial Statements included in this Annual Report. This amount does not reflect the actual economic value that will ultimately be realized by each director.

The following table provides information for the compensation of our employee directors for the fiscal year ended December 31, 2025:

	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)(2)	($)
Michael Salmasi			6,876	-	-	190,000	196,876
Helder Antunes			46,115	-	-	50,000	96,115

(1)	The amounts reported in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the grant date fair value of each stock option award granted, computed in accordance with the provisions of FASB ASC Topic 718. See Note 10, Stock Incentive Plans to the accompanying consolidated financial statements included elsewhere in this Annual Report for the assumptions used in calculating the grant date fair value of the stock option awards reported in this column.

(2)	Represents salary paid in 2025.

Our non-employee director compensation program provides for annual retainer fees and/or equity awards for our non-employee directors as summarized below. In 2025, non-employee directors earned annual cash retainers as set forth below. As of December 31, 2025, the retainers remained unpaid.

Position	Annual Cash Retainer
Non-Executive Member of Board	$35,000
Audit Committee Chair	15,000
Other Audit Committee Member	7,500
Compensation Committee Chair	10,000
Other Compensation Committee Member	5,000
Nominating and Corporate Governance Committee Chair	7,500
Other Nominating and Corporate Governance Member	4,000

Compensation under our non-employee director compensation policy will be subject to the annual limits on non-employee director compensation set forth in the 2024 Incentive Plan, as described above. Our board of directors or its authorized committee may modify the non-employee director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, subject to the annual limit on non-employee director compensation set forth in the 2024 Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of April 10, 2026 by:

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

In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the Annual Report are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

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

Name and Address of Beneficial Owners(1)	Number of Shares of Common Stock	%
Directors and Executive Officers
Allen Salmasi (2)	71,332,151	70.9%
Janice K. Smith (3)	167,399	*
Randal V. Stephenson (4)	60,200	*
Mark Tubinis (5)	68,924	*
Douglas Maine (6)	135,627	*
Helder Antunes (7)	555,331	1.1%
Michael Salmasi (8)	334,441	*
Kanishka Roy (9)	3,220,611	6.3%
Gary Cohen	89,449	*
Alan Black	125,836	*

5% Stockholders
NLabs Inc. (2)	60,002,385	64.5%
Salmasi 2004 Trust	2,808,475	5.6%
All directors and executive officers as a group (10 individuals)	76,089,969	74.7%

*	Less than 1%.

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 164 E. 83rd Street, New York, New York, United States.

2)	Consists of 17,388,017 shares held by NLabs Inc., an entity controlled by Mr. Salmasi and members of his immediate family, 2,808,475 shares held by Salmasi 2004 Trust, the trustee of which is a member of Mr. Salmasi’s immediate family, 437,029 shares held directly by Mr. Salmasi, 491,059 shares held by Mr. Salmasi’s spouse, 2,992,475 shares issuable upon exercise of the options held by Mr. Salmasi, 5,239,096 shares issuable upon exercise of the 2025 Investor Warrants held by NLabs, 37,375,272 shares of common stock issuable upon conversion of shares of Series A Preferred held by NLabs, and 4,600,728 shares of common stock issuable upon conversion of shares of Series A Preferred held by 83rd Street, an affiliate of Mr. Salmasi, excluding 33,551,486 shares issuable upon exercise the NLabs 2026 Warrants held by NLabs.

3)	Includes options to purchase 66,890 shares.

4)	Includes options to purchase 60,200 shares.

5)	Includes options to purchase 68,924 shares and excludes the options to purchase 125,000 shares that are subject to certain vesting schedules including a certain revenue target of the company.

6)	Includes options to purchase 19,619 shares.

7)	Includes 20,000 shares issuable upon conversion of the September 2024 Note and excludes the options to purchase 110,000 shares that are subject to certain vesting schedules including a certain revenue target of the company.

8)	Includes options to purchase 25,000 shares and excludes the options to purchase 75,000 shares that are subject to certain vesting schedules including a certain revenue target of the company.

9)	Includes 985,277 shares issuable upon exercise of SPAC Private Placement Warrants.

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

Certain Relationships and Related Person Transactions of Veea

Conversion Agreements

On March 30, 2026, in connection with the Company’s application to transfer its listing to The Nasdaq Capital Market, to ensure the Company’s compliance with the listing requirements of The Nasdaq Capital Market, the Company entered into separate conversion agreements with each of NLabs and 83rd Street pursuant to which (i) NLabs agreed to convert (x) $16,876,400 principal and accrued interest of outstanding NLabs 2025 Notes into 168,764 shares of Series A Preferred (as defined below) and (y) $2,000,000 of the accrued rent owed to it in respect of the 164 East 83rd Street office lease into 20,000 shares of Series A Preferred and (i) 83rd Street agreed to convert $2,323,600 of the accrued rent owed to it in respect of the 166 East 83rd Street office lease into 23,236 shares of Series A Preferred Under the terms of the conversion agreements, NLabs and 83rd Street are each entitled to certain registration rights with respect to the shares of common stock issuable upon conversion of the shares of Series A Preferred.

In connection with the conversion, on March 30, 2026, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware to designate Series A Preferred. Each share of Series A Preferred is entitled to vote on an as converted basis along with the common stock, and holders of Preferred Stock are entitled to receive dividends that are economically equivalent to any dividends declared with respect to the common stock Each share of Series A Preferred is convertible into 198 shares of common stock, at the option of the holder.

Issuance of Warrants to NLabs

On March 30, 2026, in connection with the execution of the note conversion agreement and in consideration of NLabs’s entering into the note conversion agreement, the Company and NLabs entered into the No. 1 Amendatory Agreement to the NLabs 2025 Notes, pursuant to which (i) the face amount of each NLabs 2025 Note was amended to adjust such face amount to equal the “Adjusted Face Amount” of such NLabs 2025 Notes reflected on Schedule I thereof and (ii) the Company issued to NLabs a warrant to purchase 33,551,486 shares of the common stock at an exercise price of $0.503 per share. The warrants may be exercised commencing on October 1, 2026 until March 30, 2031.

NLabs 2025 Notes

From October 2025 through February 2026, NLabs made several unsecured loans to the Company aggregating $18,185,000. NLabs is a principal stockholder of the Company and an affiliate of the Company’s Chief Executive Officer. The loans are evidenced by separate Demand Promissory Notes. Interest on the notes accrue and is payable at maturity at an annual rate equal to 10%, with interest calculated on the basis of a 365-day year and the actual days elapsed. The note and accrued interest thereon is payable upon the earlier of March 31, 2026 and demand by NLabs. The Company may prepay the notes, in whole or in part, without penalty at any time. The proceeds of the notes were used by the Company for working capital including, without limitation, repayment of the Company’s line of credit facility with JP Morgan Chase Bank. On March 30, 2026, $16,876,400.00 of the outstanding NLabs 2025 Notes, together with accrued interest of $406,057, were converted into shares of Series A Preferred. In connection with the conversion transaction, the outstanding NLabs 2025 Notes were amended to adjust the face amount of each such note, prior to conversion, to give effect to an additional discount of 13.04%, in line with the White Lion Note Purchase Agreement and (ii) provide for the issuance of warrants to purchase 33,551,486 shares of common stock at an exercise price of $0.503 per share.

2025 Public Offering

On August 12, 2025, the Company, entered into a Placement Agency Agreement with A.G.P. /Alliance Global Partners (“AGP”) whereby AGP agreed to act, on a “reasonable best efforts” basis, as placement agent in connection with the Company’s registered public offering (the “2025 Offering”) of up to 9,239,096 shares of common stock, each with one accompanying 2025 Investor Warrant to purchase one share of common stock. The Company also entered into a securities purchase agreement with the investors who purchased the securities in the 2025 Offering.

Included in the aggregate securities purchased are (i) 3,239,096 shares of common stock and accompanying warrants that were issued to NLabs, an existing stockholder and an affiliate of the Company and the Company’s Chief Executive Officer, in exchange for the extinguishment of certain of the Company’s outstanding non-convertible promissory notes in the aggregate principal amount, plus accrued interest, of $3,239,096, and (ii) 2,000,000 shares of common stock and accompanying warrants that were issued to NLabs in consideration of cash payment made by NLabs, along with other investors participating in the offering.

Under the terms of the 2025 Offering, the Company agreed to sell each share with one accompanying warrant in the Offering at a public offering price of $1.00 per share with one accompanying warrant. The 2025 Investor Warrants are exercisable immediately upon issuance and have an initial exercise price of $1.10 per share, subject to certain adjustments, and will expire five years from the date of issuance. The warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding common stock.

The 2025 Offering closed on August 14, 2025. The securities were registered pursuant to the registration statement on Form S-1 (File No. 333-288878), which was initially filed with the SEC on July 23, 2025, as amended, and which the Commission declared effective on August 12, 2025, and the registration statement on Form S-1MEF (File No. 333-289555), filed with the SEC on August 13, 2025.

As compensation for services rendered by AGP in connection with the 2025 Offering, the Company agreed to pay AGP an aggregate cash fee of (i) 7.0% of the aggregate gross proceeds raised in the 2025 Offering by the investors introduced by AGP plus (ii) 3.5% of the aggregate gross proceeds raised in the offering by the investors introduced by the Company. AGP received no cash fee for any securities purchased by NLabs in the 2025 Offering in satisfaction of the promissory notes. The Company agreed to reimburse AGP for up to $70,000 for its legal fees, and $10,000 for non-accountable fees and expenses.

The Company received gross proceeds from the 2025 Offering of approximately $6.0 million, before deducting placement agent fees and other estimated offering expenses payable by the Company. The net proceeds to the Company from the 2025 Offering, after deducting AGP’s fees and expenses and estimated offering expenses (excluding proceeds to the Company, if any, from the future exercise of the warrants), were approximately $5.3 million.

Lease Arrangements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of Private Veea’s CEO for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024 and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $245,000 and $244,000 for each of years ended December 31, 2025 and 2024, respectively, which was classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Accrued and unpaid rent expense included in the Company’s consolidated balance sheets was $1,958,400 as of December 31, 2025 and $1,713,600 as of December 31, 2024. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,000,000, was converted into shares of the Company’s newly designated Series A Preferred.

In April 2017, Private Veea entered into a lease agreement with 83rd Street to lease office space for an initial term of two years. The sole member of 83rd Street is the Salmasi 2004 Trust. As of the dated of this annual report, the Salmasi 2004 Trust held approximately 5.6% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust.  In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $288,000 and $281,000 for the years ended December 31, 2025 and 2024, respectively, which is classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s consolidated balance sheets was $2,232,000 and $1,944,000 as of March 31, 2025 and December 31, 2024, respectively. On March 30, 2026, the outstanding accrued rent as of such date in the total amount of $2,323,600 was converted into shares of the Series A Preferred.

Rent expense for the above leases is reported as general and administrative expenses in Veea’s consolidated statements of operations.

Pre Business Combination Related Party Debt with Private Veea

In 2021 and 2022, NLabs and certain of its affiliates made loans to the Company evidenced by promissory notes aggregating $9,500,000 (the “Bridge Notes”). The Bridge Notes bore interest on the outstanding principal at a rate of 10% per annum, calculated on the basis of a 365-day year. The original maturity date of the Bridge Notes was December 31, 2022, which was extended to December 31, 2023, which was subsequently extended to September 30, 2024. The Company accounted for the extension as a modification of the Bridge Notes. The unpaid principal amount and accrued unpaid interest on the Bridge Notes was due and payable upon the date of the first to occur of (i) the maturity date and (ii) the consummation of a debt or equity financing transaction with an unrelated third party.

In 2022 and 2023, NLabs and certain of its affiliates made loans to the Company evidenced by promissory notes in the aggregate principal amount of $3,098,000 (the “Promissory Notes” and collectively with the Bridge Notes, the “Related Party Notes”). The Promissory Notes bore interest on the outstanding principal amount at a rate of 10% per annum, calculated on the basis of a 365-day year. The unpaid principal amount and accrued interest on the Promissory Notes was due and payable upon the earlier of demand and December 31, 2023, which was subsequently extended to September 30, 2024.

Concurrent with the Closing of the Business Combination, all outstanding Related Party Notes together with accrued interest were converted into shares of common stock at a price of $5.00 per share, which shares were not considered shares of Private Veea and were in addition to the shares of common stock issued to holders of shares of Private Veea.

NLabs Common Stock Warrants (Prior to the Closing of the Business Combination)

In consideration for the guarantee by the Company’s CEO (then CEO of Private Veea) of Private Veea’s obligations under the certain revolving loan agreement and a previously outstanding loan agreement with First Republic Bank, which was subsequently acquired by JPMorgan Chase, Private Veea issued warrants to purchase an aggregate of 2,430,000 shares of Private Veea’s common stock (the “Loan Guarantee Warrants”). The exercise price of the warrants is $0.01 per share. The warrants are exercisable for a period of seven years. The warrants were equity classified and had a fair value of $2,189,014 on the date of grant which is recognized as deferred cost and amortized to interest expense over the life of the loan agreements.

In December 2021, Private Veea issued warrants to purchase 630,000 shares of common stock in connection with the Bridge Notes issued to NLabs (the “Tranche 1 Bridge Note Warrants”). The exercise price of the warrants is $0.01 per share. The warrants are exercisable for a period of seven years. The warrants were equity classified and had a relative fair value of $499,416 on the date of grant which was recognized as original issue discount on the Bridge Notes in the year ended December 31, 2021.

In 2022, Private Veea issued warrants to purchase 320,000 shares of common stock in connection with the Private Veea Bridge Notes issued to NLabs (the “Tranche 2 Bridge Note Warrants” and collectively with the Loan Guarantee Warrants and the Tranche 1 Bridge Note Warrants, the “Related Party Private Veea Common Stock Warrants”). The exercise price of the warrants is $0.01 per share. The warrants are exercisable for a period of seven years. The warrants were equity classified and had a fair value of approximately $253,816 on the date of grant which was recognized as original issue discount on the Private Veea Bridge Notes in the year ended December 31, 2022.

At the Closing of the Business Combination, the Related Party Private Veea Common Stock Warrants were exercised in whole, on a net basis, for 3,880,000 shares of common stock of Private Veea at a conversion price of $0.01 per share for an aggregate purchase price of $38,800, and a total of 21,798 shares of common stock were surrendered in payment of the purchase price.

Pre-Business Combination Warrant Issuance

On September 13, 2024, in connection with the consummation of the Business Combination, Private Veea, Plum and the holders of certain notes (the “Private Veea Noteholders”) issued by Private Veea entered into Note Conversion Agreements, pursuant to which each Private Veea Noteholder agreed that principal and accrued interest under such notes shall convert into common stock at the Closing of the Business Combination at a per share value of $5.00, and that such shares shall be subject to a five-month lock-up period. At the Closing of the Business Combination, the notes having an aggregate of $15,739,846 in principal and accrued interest were converted into 3,147,970 shares of common stock.

SPAC Private Placement Warrants

Simultaneously with the closing of the Plum IPO, the Plum Sponsor purchased an aggregate of 6,256,218 SPAC Private Placement Warrants at a price of $11.50 per SPAC Private Placement Warrant in a private placement. No underwriting discounts or commissions were paid with respect to sale of the SPAC Private Placement Warrants. The issuance of the SPAC Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The SPAC Private Placement Warrants have terms and provisions that are identical to those of the public warrants, except where the context otherwise requires or where otherwise indicated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed by PKF O’Connor Davies, LLP for the fiscal years ending December 31, 2025 and 2024, respectively, as described below:

	2025	2024
Audit and Related Fees	$402,727	$620,472
Tax Fees	$4,651	$21,299
Total	$407,378	$641,771

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

VEEA INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Veea Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Veea Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

April 14, 2026

PCAOB ID No. 127

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Cash	$133,860	$1,685,633
Receivables, net	139,833	84,655
Inventory, net	9,653,912	7,459,240
Prepaid and other current assets	5,638,399	5,649,594
Total current assets	15,566,004	14,879,122

Property and equipment, net	91,809	210,629
Goodwill	5,101,625	4,779,625
Intangible assets, net	7,426,864	786,061
Investments	-	235,596
Other assets	34,323	202,862
TOTAL ASSETS	$28,220,625	$21,093,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Revolving line of credit	$14,000,000	$12,700,000
Accounts payable	4,053,523	1,290,824
Accrued expenses	1,531,498	1,911,722
Related party liabilities	4,215,980	3,657,600
Share issuance liability	-	250,000
Deferred payables, current	2,257,457	204,445
Notes payable	1,762,415	-
Convertible note payable, net ,current	1,662,371	-
Related party notes	2,335,000	-
Other current liabilities	-	121,579
Total current liabilities	31,818,244	20,136,171

Convertible note payable, net	-	37,316
Conversion option liability	-	60,000
Warrant liabilities	3,610,661	840,995
Earn-out Share Liability	2,543,600	15,560,000
Deferred payables	-	1,484,238
TOTAL LIABILITIES	37,972,505	38,118,720

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 551,000,000 shares authorized; and 50,467,421 and 36,202,798 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	5,047	3,621
Additional paid-in capital	215,985,403	200,667,682
Accumulated deficit	(224,490,556)	(217,830,518)
Accumulated other comprehensive income	(1,251,774)	134,391
TOTAL STOCKHOLDERS’ DEFICIT	(9,751,880)	(17,024,824)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,220,625	$21,093,895

The accompanying notes are an integral part of these consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2025	2024
Sales, net	$222,018	$141,760
Cost of goods sold	69,981	83,290
Gross profit	152,037	58,470

Operating Expenses:
Product development	328,422	1,373,351
Sales and marketing	349,004	811,537
General and administrative	17,652,467	26,638,816
Transaction costs	25,000	55,038,544
Depreciation and amortization	632,479	273,772
Total operating expenses	18,987,372	84,136,020
Loss from operations	(18,835,335)	(84,077,550)

Other income (expense):
Other income	(5,537)	21,390
UK R&D tax credit	1,202,554	1,251,243
Loss on initial issuance of convertible note	-	(1,770,933)
Change in fair value of convertible note option liability	60,000	840,933
Change in fair value of warrant liabilities	360,685	200,124
Change in fair value of Earn-out Share Liability	13,016,400	38,040,000
Other expense	(256,585)	(244,732)
Interest expense	(2,202,220)	(1,808,243)
Total other income	12,175,297	36,529,782

Net loss	$(6,660,038)	(47,547,768)
Net loss per share:
Basic	$(0.16)	$(1.88)
Diluted	$(0.16)	$(1.88)

Weighted-average common stock outstanding used in per share amounts:
Basic	42,806,029	25,257,473
Diluted	42,806,029	25,257,473

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,386,165)	795,745
Comprehensive loss	$(8,046,203)	$(46,752,023)

The accompanying notes are an integral part of these consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balance, December 31, 2023	19,635,912	$1,964	$159,475,010	$(170,282,750)	$(661,354)	$(11,467,130)
Series A-2 Preferred Stock Issuances, net of transaction costs	1,682,799	169	12,009,963	-	-	12,010,132
Conversion of vendor payable to Series A-2 Preferred Stock	27,654	3	207,405	-	-	207,408
Common stock issued upon exercise of stock options	41,556	4	25,480	-	-	25,484
Stock based compensation for stock options	-	-	5,449,081	-	-	5,449,081
Common stock issued upon exercise of stock options, pre Business Combination	19,618	2	53,998	-	-	54,000
Exercise of Common Stock Warrants - related party	756,912	76	(76)	-	-	-
Issuance of Common Stock in exchange for services in connection with A-2 Preferred Stock Issuances, recasted	615,385	61	(62)	-	-	(1)
Issuance of Common Stock upon conversion of debt at Business Combination (Note 1)	3,147,970	315	15,739,531	-	-	15,739,846
Issuance of Common Stock upon conversion of Sponsor and related party notes and warrants at Business Combination (Note 1)	817,453	82	2,205,415	-	-	2,205,497
Issuance of Common Stock to Plum Sponsors and Investors at Business Combination (Note 1)	6,102,562	610	241,638	-	-	242,248
Issuance of Common Stock to Plum Shareholders at Business Combination (Note 1)	603,077	60	(6,901,658)	-	-	(6,901,598)
Issuance of Common Stock related to new financing (Note 1)	2,000,000	200	23,999,800	-	-	24,000,000
Common Stock issued for services	241,667	24	3,214,597	-	-	3,214,621
Common stock issued upon exercise of stock options, post Business Combination	25,000	2	(2)	-	-	-
Warrant exercise	79,653	8	(8)	-	-	-
Common Stock issued as stock based compensation for restricted stock units	405,580	41	1,249,959	-	-	1,250,000
Settlement of convertible note agreement for shares issued	-	-	(16,302,389)	-	-	(16,302,389)
Foreign currency translation gain	-	-	-	-	795,745	795,745
Net Loss	-	-	-	(47,547,768)	-	(47,547,768)
Balance, December 31, 2024	36,202,798	3,621	200,667,682	(217,830,518)	134,391	(17,024,824)
Stock based compensation	-	-	1,136,320	-	-	1,136,320
Common stock issued in connection with public offering, net of transaction costs	9,189,096	919	5,396,583	-	-	5,397,502
Common stock issued upon exercise of stock options	32,806	2	15	-	-	17
Common stock issued upon vesting of RSUs	91,453	10	(9)	-	-	1
Common stock issued upon draw on the equity line of credit	358,000	35	836,730	-	-	836,765
Common stock issued as compensation for equity line of credit commitment fee	27,498	3	24,997	-	-	25,000
Common stock issued as consideration for Crowdkeep	4,065,689	407	6,829,951	-	-	6,830,358
Settlement of convertible note agreement for shares issued	93,333	9	699,991	-	-	700,000
Common stock issued for services	406,748	41	393,143	-	-	393,184
Foreign currency translation gain	-	-	-	-	(1,386,165)	(1,386,165)
Net loss	-	-	-	(6,660,038)		(6,660,038)
Balance, December 31, 2025	50,467,421	5,047	215,985,403	(224,490,556)	(1,251,774)	(9,751,880)

The accompanying notes are an integral part of these consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,660,038)	$(47,547,768)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	632,479	273,772
Amortization of debt issuance costs	1,170,749	287,316
Loss on initial issuance of debt	-	1,770,933
Change in fair value of convertible note option liability	(60,000)	(840,933)
Change in fair value of warrant liabilities	(360,685)	(200,124)
Earn-out liability initial loss	-	53,600,000
Change in fair value of Earn-out Share Liability	(13,016,400)	(38,040,000)
Impairment loss on investments	235,877	216,278
Stock based compensation	1,136,320	6,699,081
Provision for inventory obsolescence	-	551,492
Share based vendor payments as compensation for services	418,183	-
Interest expense on convertible notes converted	-	868,853
Unrealized foreign currency transaction (gain) loss	(1,832,650)	741,844
Amortization of operating lease right of use assets	117,365	428,046
Changes in operating assets and liabilities:
Receivables	(54,258)	(31,776)
Inventories	(794,320)	(639,340)
Prepaid and other current assets	13,883	(5,064,849)
Other assets	56,471	-
Accounts payable	3,408,559	341,913
Accrued expenses and deferred payables	482,284	1,183,951
Operating lease payments	(121,579)	(193,695)
Net cash used in operating activities	(15,227,760)	(25,595,008)
Cash flows from investing activities
Purchase of property and equipment	(8,209)	(46,204)
Purchase of intangible assets and trademarks	(239,128)	(219,241)
Net cash used in investing activities	(247,337)	(265,445)
Cash flows from financing activities
Proceeds from revolving line of credit	1,300,000	3,700,000
Proceeds from related party notes	5,511,000	5,286,016
Proceeds from issuance of convertible notes	1,000,000	1,450,000
Proceeds from the issuance of shares under equity line of credit facility	836,765	-
Proceeds from reverse recapitalization	-	1,103,640
Proceeds from the issuance of common stock, net of transaction costs	5,288,755	9,961,356
Proceeds from exercise of stock options for common stock	19	79,484
Net cash provided by financing activities	13,936,539	21,572,753

Effect of exchange rate changes on cash	(13,215)	(36,743)

Net decrease in cash	(1,551,773)	(4,324,442)
Cash and cash equivalents at beginning of year	1,685,633	6,010,075
Cash and cash equivalents at end of year	$133,860	$1,685,633

Non-cash activities
Initial measurement of debt discount on the convertible note	-	(1,450,000)
Initial measurement of the Contingent Financing Costs	-	549,067
Initial measurement of the convertible note option liability	-	900,933
Conversion of related party notes to Common Stock	3,176,000	2,205,497
Conversion of interest on related party notes to Common Stock	63,096	3,141,846
Initial measurement of the convertible note option liability	-	1,450,000
Conversion of principal on related party notes to Common Stock	-	12,598,000
Crowdkeep asset acquisition	6,957,456	-
Settlement of convertible notes for shares issued	700,000	24,000,000
Conversion of vendor payable to Common Stock	-	3,422,028
Purchases of inventory included in Notes payable	1,762,415	-

Supplemental cash flow information
Interest paid	804,954	504,431

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

The Company has six wholly owned subsidiaries, VeeaSystems Inc., formerly known as Veea Inc. a Delaware corporation, (“Private Veea” or “VeeaSystems”), Veea Solutions Inc., a Delaware corporation, VeeaSystems Development Inc., formerly known as Veea Systems Inc., a Delaware corporation, Veea Systems Ltd., a company organized under the laws of England and Wales, VeeaSystems SAS, a French simplified joint stock company and VeeaSystems CK Inc., a Delaware corporation; and one majority owned subsidiary, VeeaSystems Mexico, S. de R.L. de C.V., a limited capital company organized under the laws of Mexico (“VeeaSystems MX”). VeeaSystems MX is 95% owned by VeeaSystems Inc., and due to local law requirements, the remaining 5% is held by the Company’s CEO. The Company is headquartered in New York City with offices in the United States, Mexico and Europe.

Liquidity

During the years ended December 31, 2025 and 2024, the Company incurred operating losses of approximately $18.8 million and $84.1 million, respectively, and had an accumulated deficit of $224.5 million as of December 31, 2025. Since its inception, it has incurred significant operating losses and negative cash flows. As of December 31, 2025, it had cash of approximately $0.1 million and outstanding debt of $19.8 million, of which $750,000 was outstanding under the September 2024 Notes (as defined below), $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $14.0 million was outstanding under the working capital facility, $2.3 million was outstanding under a related party note payable, and $1.8 million was outstanding under a notes payable with an inventory vendor.

The Company’s founder has funded operations through related party notes and advances. The Company plans to fund its operations and capital funding needs for the next 12 months with revenue generated from operations, including anticipated revenue generated under the Supply Agreement entered into with Telcel, and using proceeds from its existing financing arrangements under the ELOC Purchase Agreement, its new secured term loan facility with Pasadena Private Lending (described below) and note purchase agreement with White Lion Capital, LLC (described below). Further, the Company could pursue other equity and debt financing from new or existing investors, including related parties, which may continue to include the Company’s CEO and his affiliates. The Company’s founder will continue to support the Company if it cannot pursue other equity or debt financing.

On January 14, 2026, the Company entered into a Note Purchase Agreement with White Lion Capital, LLC (“White Lion”) pursuant to which the Company agreed to issue, and White Lion agreed to purchase, at one or more closings, unsecured promissory notes in the aggregate funded amount of up to $2,500,000 and common stock warrants to purchase shares of the Company’s common stock. The first closing occurred on January 14, 2026 at which the Company issued, and White Lion purchased, a convertible note with a face amount of $555,556 and warrant to purchase 990,099 shares of common stock with an exercise price of $0.505 per share. At the first closing, the Company received cash proceeds of $475,000, net of original issuance discount and certain transaction expenses. See Note 18.

On February 17, 2026, the Company entered into a secured Loan Agreement with Pasadena Private Lending, Inc. with an aggregate principal amount of up to $10,550,000. The initial loan amount of $5,500,000 was borrowed on February 17, 2026. See Note 18.

On March 30, 2026, the Company entered into a Note Conversion Agreement with NLabs, pursuant to which outstanding promissory notes, including accrued interest, in the aggregate amount of approximately $16.9 million were converted into 168,764 shares of Series A Convertible Preferred Stock at a stated value of $100.00 per share, and certain unpaid rent and related charges for 83rd Street LLC totaling approximately $4.3 million were converted into an additional 43,236 shares of Series A Convertible Preferred Stock at the same per share value. Additionally, in connection with the note conversion, the Company and NLabs entered into an amendment to the underlying promissory notes pursuant to which the Company agreed to issue a warrant to purchase 33,551,486 shares of common stock at an exercise price of $0.503 per share. See Note 18.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

Basis of Accounting

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted under GAAP.

Use of Estimates

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Changes in such estimates could affect amounts reported in future periods. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: liquidity and going concern, the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; inventory, including the determination of allowances for estimated excess or obsolescence; the fair value of warrants; the fair value of acquisition-related contingent consideration arrangements; the fair value of the ELOC (Note 10); unrecognized tax benefits; legal contingencies; and the valuation of stock-based compensation, among others.

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

Segment Information

ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance.

The Company operates as a single operating segment. The CODM assesses the performance of and decides how to allocate resources for the one segment based on consolidated net loss. Further, EBITDA (earnings before interest taxes, depreciation and amortization), which is not presented on the face of the Company’s Consolidated Statements of Operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses net loss and adjusted EBITDA, to decide the level of investment in various operating activities and other capital allocation activities. Accordingly, the Company has determined that it has a single reportable segment and operating segment. The majority of the Company’s assets as of December 31, 2025 and 2024, were attributable to its U.S. operations. The Company’s long-lived assets are based on the physical location of the assets. For year ended December 31, 2025, substantially all of the Company’s revenue was attributable to its U.S. operations and not materially concentrated among customers. The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as Total Assets.

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

The Company earns revenue from the sale of its VeeaHub® devices, licenses and subscriptions. The Company generated revenues of $222,018 and $141,760 during the years ended December 31, 2025 and 2024, respectively. 2025 revenue for all periods presented was generated principally from paid pilots.

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

A contract liability for deferred revenue is recorded when consideration is received or is unconditionally due from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Deferred revenue balances typically result from advance payments received from customers for product contracts or from billings in excess of revenue recognized on services arrangements. Deferred revenue balances were not significant as of December 31, 2025 and 2024.

Warranties

The Company accrues the estimated cost of product warranties at the time of recognizing revenue. The Company’s standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. The Company actively monitors and evaluates the quality of its component suppliers. The estimated warranty obligation is based on contractual warranty terms, repair costs, and the Company’s baseline experience. The Company’s standard warranty terms are twelve months. Warranty expense was not significant for the years ended December 31, 2025 and 2024.

Accounts Receivable

Trade accounts receivable are recognized and carried at billed amounts less an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. The allowance for credit losses were not significant as of December 31, 2025 and 2024.

Inventory

The Company values inventory at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. At each reporting period, the Company assesses the value of its inventory and writes down the cost of inventory to its net realizable value, if required, for estimated excess or obsolescence. Factors influencing these adjustments include changes in future demand forecasts, market conditions, technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration, and quality issues. The write down for excess or obsolescence is charged to the provision for inventory, in the Company’s consolidated statements of operations and comprehensive income (loss). At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. For the year ended December 31, 2024, the Company recorded $551,492 as a provision for inventory. There was no change in the provision for inventory recorded for the year ended December 31, 2025.

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

Property and Equipment, net

Property and equipment, net is stated at cost and depreciated on a straight-line basis of five to seven years for furniture and fixtures and five years for computer equipment. Leasehold improvements are capitalized and amortized over the shorter of their useful lives or remaining lease term. Repair and maintenance costs are charged to operations in the periods incurred. Upon retirement or sale, costs and related accumulated depreciation or amortization are removed from the balance sheets and the resulting gain or loss is included in operating expense in the Company’s consolidated statements of operations and comprehensive income (loss).

Goodwill

Goodwill represents the excess of the aggregate purchase consideration over the fair value of the net assets acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, and the fair value of the reporting unit is determined by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. The Company’s goodwill was recorded in connection with an acquisition consummated in June 2018. For each of the years ended December 31, 2025 and 2024, there were no events or indicators that goodwill was impaired.

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

Significant judgment is required in determining the Company’s uncertain tax positions. It is not expected that there will be a significant change in uncertain tax positions for the years ended December 31, 2025 and 2024, respectively.

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

Assets and liabilities are translated at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Differences resulting from translation are presented in equity as accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction (gain) loss, mainly related to intercompany transactions, is included in the consolidated statements of operations. For the years ended December 31, 2025 and 2024, transactions (gains) losses were ($1,547,673) and $1,231,954, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss), net. Other comprehensive income (loss), net is defined as revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ deficit but are excluded from net loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments that result from the consolidation of its foreign subsidiaries and is reported net of tax effects.

Investments

The Company holds non-marketable equity and other investments (“privately held investments”) which are included in noncurrent assets in the Company’s consolidated balance sheet. The Company monitors these investments for impairments and makes adjustments in carrying values if management determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these investments. During the year ended December 31, 2025, the Company determined that its investments were fully impaired. As such, an impairment loss of $235,877 which is recorded within Other expense in our consolidated statements of operations.

Concentration of Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The Company has not experienced any losses in such accounts.

Earnings per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Diluted net loss per share is based upon the diluted weighted-average number of shares outstanding during the year. Diluted net loss per share gives effect to all potentially dilutive common share equivalents, including stock options, convertible notes, and warrants, to the extent they are dilutive. See Note 15 - Earnings Per Share.

Convertible Note Payable

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a “derivative” in ASC 815, Derivatives and Hedging. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations. See Note 7- Debt.

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

The Company accounts for the Public and Private warrants in accordance with guidance contained in ASC 815-40. Such guidance provides that because the public warrants meet the criteria for equity treatment. Such guidance provides that because the Private warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability See Note 11- Warrants.

Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024, on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance results in the Company being required to include enhanced income tax-related disclosures. The Company adopted this guidance prospectively effective January 1, 2025; however, as there is a full valuation allowance on its deferred tax assets, there is no material impact on these consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance results in the Company being required to include enhanced disclosures relating to its reportable segments. The Company adopted this guidance effective January 1, 2024, and it did not have a material effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. The additional disclosures under this update include (1) disclosing the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) that are included in each relevant expense caption, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3 - ACQUISITION

On May 13, 2025, the Company entered into an Asset Purchase Agreement with Crowdkeep, Inc., a Delaware corporation (the “Seller”), pursuant to which the Company acquired certain assets of the Seller relating to the Seller’s IoT technology platform business, free and clear of any liens other than certain specified liabilities of the Seller that were assumed. In consideration for the acquisition, the Company issued 4,065,689 shares of its Common Stock (the “Purchase Price”).

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

The transaction was considered a related party transaction due to the involvement of a Company board member who was also the CEO and a shareholder of Crowdkeep. The Company established a special committee of the Board comprised of independent members of the Board, that evaluated and approved the transaction, concluding that the terms were commercially reasonable and negotiated at arm’s length.

The patented technology, which is recorded as part of intangible assets, net in the accompanying consolidated balance sheet, will be amortized over its estimated useful life of 10 years.

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

5 - BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	December 31,
	2025	2024
Inventory	$7,809,589	$7,377,966
Inventory allowance	(904,653)	(904,653)
Consigned parts	2,748,976	985,927
Total	$9,653,912	$7,459,240

Prepaid and other current assets

Prepaid and other current assets consists of the following:

	December 31,
	2025	2024
Prepaid expenses	$300,063	$312,239
Inventory purchase deposit	5,000,000	5,000,000
Production deposit	336,643	336,643
Other current assets	1,693	712
Total	$5,638,399	$5,649,594

In January 2024, the Company placed an inventory order and paid a $5.0 million deposit against the order. The inventory was to be delivered on or before June 30, 2024. The inventory was not delivered by such date; and as a result, the Company is entitled to a refund of its deposit. The Company was granted a security interest in the purchased inventory. Upon the return of the Company’s down payment, the order will terminate. As of December 31, 2025.

Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2025	2024
Furniture and fixtures	$712,153	$702,122
Computer equipment	336,385	327,166
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,439,280	1,420,030
Less - Accumulated depreciation	(1,347,471)	(1,209,401)
Total property and equipment net	$91,809	$210,629

Depreciation expense for the years ended December 31, 2025 and 2024, totaled approximately $130,000 and $212,000, respectively.

6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the years ended December 31, 2025 and 2024:

Balance at December 31, 2023	$4,797,078
Foreign exchange transaction	(17,453)
Balance at December 31, 2024	4,779,625
Foreign exchange transactions	322,000
Balance at December 31, 2025	$5,101,625

Intangible Assets

Intangible assets consist of the following:

	As of December 31, 2025
	Amortization Period	Costs as of January 1, 2025	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,551,468	$239,128	$-	$7,790,596	$(6,844,695)	$-	$945,901
Proprietary technology	10 years	-	6,904,306	-	6,904,306	(423,343)	-	6,480,963
Intangible assets, net		$7,551,468	$7,143,434	$-	$14,694,902	$(7,268,038)	$-	$7,426,864

	As of December 31, 2024
	Amortization Period	Costs as of January 1, 2024	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	5-15 years	$7,332,227	$219,241	$-	$7,506,485	$(6,765,407)	$-	$786,061
IPR&D	5 years	5,015,694	-	-	5,015,694	(3,554,784)	(1,460,910)	-
Other intellectual assets	5 years	969,278	-	-	969,278	(969,278)	-	-
Intangible assets, net		$13,317,199	$219,241	$-	$13,536,440	$(11,289,469)	$(1,460,910)	$786,061

Intangible assets primarily consist of proprietary technology, patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years and the proprietary technology acquired from Crowdkeep Inc. has an estimated remaining useful life of 10 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the years ended December 31, 2025 and 2024, there were no events that necessitated additional impairment of intangible assets.

Intangible asset amortization expense for the years ended December 31, 2025 and 2024, totaled $502,630 and $62,000, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of December 31, 2025
2026	$742,464
2027	742,464
2028	744,281
2029	742,464
2030	742,464
Thereafter	3,712,727
$7,426,864

7 - DEBT

Total outstanding third-party debt of the Company is comprised of the following, including convertible notes:

December 31, 2025	Principal	Debt Discount	Total
Revolving Loan Facility	$14,000,000	$-	$14,000,000
Convertible notes payable, net	1,750,000	(87,629)	1,662,371
Notes payable	1,762,415	-	1,762,415
Total	$17,512,415	$(87,629)	$17,424,786

December 31, 2024	Principal	Debt Discount	Total
Revolving Loan Facility	$12,700,000	$-	$12,700,000
Convertible notes payable, net	1,200,000	(1,102,684)	97,316
Total	$13,900,000	$(1,102,684)	$12,797,316

Revolving Loan Facility

In June 2021, Private Veea entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”) with First Republic Bank, which was subsequently acquired by JPMorgan Chase, (the “Bank”) providing up to $14.0 million of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. Private Veea was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, Private Veea issued common stock warrants (the “Related Party Common Stock Warrants”) to NLabs, a principal shareholder of the Company and affiliate of Allen Salmasi (“NLabs”), in consideration for the CEO’s guaranteeing the advances. See Note 12 for further information. Following the acquisition of First Republic, the Loan was transferred to the Bank. There were $1.3 million of borrowings during the year ended December 31, 2025. As of December 31, 2025, the outstanding principal amount of the Loan was $14.0 million, and there is no availability to borrow additional funds. On January 5, 2026, the Company repaid the principal and interest and terminated the 2021 Revolving Loan Agreement. On January 5, 2026, the Company repaid the Loan in full by making a cash payment to the Bank of $14,076,218, representing the total outstanding principal and interest due as of such date. The Loan was repaid with the proceeds of a loan from NLabs. See Note 12 for further information regarding the NLabs loan.

Convertible Notes Payable

Business Combination Convertible Notes Payable

Simultaneously with the Closing of the Business Combination, the Company and Private Veea issued convertible notes under note purchase agreements with certain accredited investors unaffiliated with the Company and Private Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15.0 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory notes. In addition to a September 2024 Note, each Investor received, as a transfer from NLabs Inc., an affiliated of Allen Salmasi, our Chief Executive Officer (“NLabs”), immediately prior to the Financing Closing, a number of shares of Private Veea’s Series A Preferred Stock that upon the Closing became a number of registered shares of Common Stock equal to such Investors’ original principal note loan amount under their respective notes divided by $7.50 (the “Transferred Shares”). 2.0 million Transfer Shares were delivered to Investors at the Financing Closing. The September 2024 Notes include customary registration rights.

The Transferred Shares were recorded at a fair value of $21.6 million on the Company’s consolidated financial statements at issuance, which reflected a significant discount to the face amount of the September 2024 Notes. In addition to the cash received at the Financing Closing, one of the Investors committed to purchase approximately $13.6 million (the “Commitment Amount”) of September 2024 Notes, on or prior to November 15, 2024, which date was subsequently extended to December 15, 2024. On December 31, 2024, the Company and one of the Investors entered into a mutual Settlement and Release Agreement pursuant to which the Company agreed to terminate the Investor’s obligation to purchase a note in the Commitment Amount and provided for a mutual release of claims, in exchange for a payment to the Company of an aggregate amount of approximately $5.4 million, which amount includes payments previously made to the Company in respect of the Commitment Amount. As the Company received approximately $1.5 million of the total expected $15.0 million proceeds at the Financing Closing, a proportional amount (approximately $19.5 million) of the substantial discount was deferred and recorded as a deferred financing asset on the Company’s financial statements. At December 31, 2024, the deferred financing assets were reversed on the Company’s consolidated financial statements.

The Company and VeeaSystems are co-borrowers under each September 2024 Note (together, the “Borrowers”) and are jointly responsible for the obligations to each Investor thereunder. Each September 2024 Note has a maturity date of 18 months after the Financing Closing but is prepayable in whole or in part by the Borrowers at any time without penalty. The outstanding obligations under each September 2024 Note accrues interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest is only payable upon the maturity date of the September 2024 Note as long as there is no event of default thereunder. Each September 2024 Note is unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes do not include any operational or financial covenants for the Borrowers. Each September 2024 Note includes customary events of default including, without limitation, failure to pay amounts due on the maturity date, failure to otherwise comply with the Borrowers’ covenants or for Borrower insolvency events, in each case, with customary cure periods. Upon an event of default, the Investor may accelerate all obligations under its September 2024 Note and the Borrowers will be required to pay for the Investor’s reasonable out-of-pocket collection costs.

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

The Conversion Shares were initially subject to a lock-up for a period of 6 months after the Financing Closing. The Transferred Shares were not subject to any lock-up restrictions, but for a period of 6 months after the Closing they were separately designated by the Transfer Agent and kept as book entry shares on the Transfer Agent’s records and were not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provided such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note would automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares would be extended for an additional 6 months to 12 months after the Financing Closing. As of December 31, 2025, $700,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer. The September 2024 Notes matured on March 13, 2026. The Company and the Investors are in discussions to, among other items, extend the maturity date. Non-payment at maturity is a default under the September 24 Notes; however, the Company has received no notices of default from any Investors, nor has any Investor commenced enforcement actions.

The Company reviewed the conversion feature granted in the notes under ASC 815, “Derivatives and Hedging” (“ASC 815”), and concluded that the conversion price was based on a variable (enterprise value) that was not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40 and is therefore considered a conversion option liability that should be bifurcated from the debt host. As the fair value of the conversion option liability exceeded the net proceeds received, in accordance with ASC 470-20, the Company recorded the conversion option liability at fair value with the excess of the fair value over the net proceeds received recognized as a loss in earnings. See Note 14 for further information.

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

8 - INVESTMENTS

The Company accounts for its private company investments without readily determinable fair values under the cost method. These investments, for which the Company is not able to exercise significant influence over any one individual investee, is measured and accounted for using an alternative measurement basis of a) the security’s carrying value at cost, b) less any impairment and c) plus or minus any qualifying observable price changes. Observable price changes or impairments recognized on the Company’s private company investments would be classified as a Level 3 financial instrument within the fair value hierarchy based on the nature of the fair value inputs. Any adjustments to the carrying values are recognized in other income, net in the Company’s consolidated statements of operations and comprehensive income (loss). These investments, which do not have a stated contractual maturity date, were classified as Investments on the Company’s consolidated balance sheets.

During the year ended December 31, 2025, the Company determined that its investments were fully impaired. As such, an impairment loss of $235,877 which is recorded within Other expense in our consolidated statements of operations. During the year ended December 31, 2024, the Company recognized an impairment loss of $216,278.

9 - STOCKHOLDERS’ EQUITY

On September 13, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization. In connection with the consummation of the Business Combination (i) the Company de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”) and (ii) restated its certificate of incorporation (“Restated Certificate of Incorporation”). In connection with the Domestication, each share of outstanding Class A ordinary shares were converted by operation of law into shares of Common Stock, on a one-for-one basis. Upon filing of the Restated Certificate of Incorporation, each issued and outstanding share of Class B stock outstanding immediately prior to the filing of the Restated Certificate of Incorporation was converted into shares of Common Stock on a one-for-one basis. Under the Restated Certificate of Incorporation, the Company is authorized to issue 551,000,000 shares of capital stock, consisting of (a) 550,000,000 shares of Common Stock with a par value of $0.0001 per share and (b) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. On March 30, 2026, of the 1,000,000 shares of preferred stock available, the Company’s Board of Directors designated 212,000 shares of Series A Preferred Stock. See Note 18 for further information regarding the Preferred Stock issuance.

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

Equity Line of Credit

On December 2, 2024, the Company entered into a common stock purchase agreement (“Common Stock Purchase Agreement” or the “ELOC”) and related registration rights agreement (the “Registration Rights Agreement”) with White Lion. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation, to direct White Lion to purchase up to $25.0 million in aggregate gross purchase price of newly issued shares of Common Stock, subject to certain limitations and conditions as described below (the “ELOC Program”), at a purchase price equal to (i) 96.5% of the volume weighted average stock price for the three consecutive business days after a purchase notice is given, (ii) 98% of the volume weighted average stock price on the day a notice is delivered, or (iii) the lowest traded price for a given purchase date.

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

The Company received $836,766 in proceeds from draws on the ELOC during the year ended December 31, 2025, and issued 358,000 shares of Common Stock, pursuant to the ELOC Program. The Company did not draw on the ELOC during the year ended December 31, 2024.

The Company agreed to issue to White Lion shares of Common Stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2025. Further, the Common Stock Purchase Agreement provided for the issuance of additional Commitment Shares to the Common Stock Purchaser if the Company failed to sell at least $1,000,000 in gross proceeds to the Common Stock Purchaser by the sixth-month anniversary of signing of the Common Stock Purchase Agreement. The Company and White Lion amended the ELOC Purchase Agreement effective of June 2, 2025 to provide for (i) an extension of the time period to December 15, 2025 and (ii) an increase the gross proceeds sold under the ELOC Purchase Agreement to $1,250,000. On January 14, 2026, the Company and White Lion further amended the ELOC Purchase Agreement (a) to provide for an extension of the commitment period for sales of shares of common stock to White Lion from December 2, 2026 to June 30, 2027 and (b) to amend the provision relating to the issuance by the Company of additional shares of common stock to White Lion in consideration for its commitments under the ELOC Purchase Agreement in amounts equal to (i) $25,000 at the time of the ELOC Amendment No. 2, (ii) $50,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,250,000 in gross proceeds of common stock through April 15, 2026, (iii) $25,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,500,000 in gross proceeds of common stock through June 30, 2026. The number of shares of common stock issued in each instance is determined by dividing the dollar value of the shares of common stock to be issued by the average VWAP of the common stock for the ten-day trading period immediately prior to the issuance date.

The Common Stock Purchaser has agreed that during the term of the Common Stock Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the Common Stock.

August 2025 Public Offering

On August 14, 2025, the Company closed a public offering (the “August 2025 Public Offering”) of 9,189,096 shares of its common stock and warrants to purchase up to 9,189,096 shares of common stock (the “2025 Investor Warrants”) at a combined offering price of $1.00 per share and accompanying warrant. The Company received aggregate cash gross proceeds of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The 2025 Investor Warrants have an exercise price of $1.10 per share, are exercisable immediately, and will expire five years from the original issuance date. Included in the aggregate securities issued are 3,239,096 shares of common stock and accompanying warrants that were issued to NLabs in consideration and satisfaction of a corresponding portion of the NLabs 2025 Notes and associated interest. The Company is using the net proceeds from the Offering for investments in inventory and the Company’s customer support infrastructure and for other working capital and general corporate purposes.

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

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of Common Stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represented 10% of the aggregate number of shares of the Common Stock outstanding immediately after the Closing plus the number of shares of Common Stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of December 31, 2025, the Company had 2,134,776 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 1,070,603 shares of Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represented 3% of the aggregate number of shares of Common Stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase Common Stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Common Stock on either the offering date or on the purchase date. As of December 31, 2025, there have not yet been any offering periods available to purchase Common Stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediate prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of Common Stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant. The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the year ended December 31, 2025 and 2024, respectively, the weighted average estimated fair value using the Black-Scholes option pricing model was $0.49 and $1.49 per option, respectively.

Stock Options

Stock option activity under the Plan was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	3,790,702	$1.04	5.98
Granted	2,581,138	0.66
Exercised	(15,006)	-
Forfeited / Expired	(140,307)	2.64
Outstanding at December 31, 2025	6,216,527	2.47	5.86
Exercisable at December 31, 2025	3,777,531	$3.64	3.41

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

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach. The range of weighted average assumptions used to calculate the fair value of the options granted during the year ended December 31, 2025, were as follows:

December 31, 2025
Stock Price	$0.66-1.34
Expected term (years)	4.2-5.0
Volatility	75%
Risk-Free Rate	3.74-3.84%

Stock compensation expense related to the common stock options outstanding for years ended December 31, 2025 and 2024, was $0.4 and $5.5 million, respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. Total unrecognized expense related to unvested options outstanding as of December 31, 2025, was $0.6 million, which will be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

RSU activity under the Plan was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2024	-	$-
Granted	695,034	1.60
Vested	(91,454)	1.60
Forfeited	(3,580)	1.60
Unvested at December 31, 2025	600,000	$1.60

Stock compensation expense related to the RSUs for the year ended December 31, 2025 was $0.8 million which is included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). There were no RSUs granted during the year ended December 31, 2024. Total unrecognized expense related to unvested RSUs as of December 31, 2025, was $0.3 which will be recognized over a weighted average period of 0.33 years.

11 - WARRANTS

Public Warrants

As part of Plum’s initial public offering (“IPO”), Plum issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Plum completed the private sale of warrants (the “SPAC Private Placement Warrants” and together with the Public Warrants, the “SPAC Warrants”) where each Private Placement Warrant allows the holder to purchase one share of the Common Stock at $11.50 per share. At December 31, 2025, there were 6,384,326 Public Warrants and 5,256,218 SPAC Private Placement Warrants outstanding.

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

The Company continues to recognize the SPAC Private Placement Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the consolidated statement of operations and comprehensive income (loss) at each reporting period until they are exercised. As of December 31, 2025, the SPAC Private Placement Warrants are presented within warrant liabilities on the consolidated balance sheet.

Private Veea Warrants

Upon the Closing of the Business Combination, the Related Party Common Stock Warrants were exercised in whole, on a net basis, for 3,880,000 shares of common stock of Private Veea at a conversion price of $0.01 per share for an aggregate purchase price of $38,800. A total of 21,798 shares of common stock were surrendered in payment of the purchase price.

In connection with the Business Combination, Private Veea’s outstanding equity-classified Preferred stock warrants were exchanged for common stock warrants of the Company (the “Assumed Warrants”) to purchase a number of shares of Common Stock, after adjustment for anti-dilutive shares, equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Preferred Stock warrant immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Preferred Stock warrant immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. On November 6, 2024, the warrant holder exercised warrants to purchase 79,654 shares of Common Stock at an exercise price of $0.05 per share for an aggregate purchase price of $3,983. The outstanding Assumed Warrants are exercisable at the option of the holder until September 28, 2028, for an exercise price of $10.19 per share. As of December 31, 2025, there are 159,307 Assumed Warrants outstanding.

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

The Company recognized the 2025 Investor Warrants as liability-classified at fair value as of the closing date, with an offsetting entry to additional paid-in capital and adjusts the carrying value to fair value through other income (expense) on the consolidated statement of operations and comprehensive loss at each reporting period until they are exercised. As of December 31, 2025, the 2025 Investor Warrants are presented within warrant liability on the consolidated balance sheet.

12 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 35% of the Company’s outstanding capital stock at December 31, 2025, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $245,000 and $244,000 for the years ended December 31, 2025 and 2024, respectively, which was classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s consolidated balance sheets was $1,958,400 as of December 31, 2025 and $1,713,600 as of December 31, 2024. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,000,000, was converted into shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share. See Note 18 for further information regarding the Preferred Stock issuance.

In April 2017, Private Veea entered into a lease agreement with 83rd Street LLC to lease office space for an initial term of two years. The sole member of 83rd Street LLC is the Salmasi 2004 Trust. At December 31, 2024, the Salmasi 2004 Trust held approximately 8% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust. In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of $288,000 and $281,000 for years ended December 31, 2025 and 2024, respectively, which is classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s consolidated balance sheets was $2,232,000 and $1,944,000 as of December 31, 2025 and 2024, respectively. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,323,600, was converted into shares of Series A Preferred. See Note 18 for further information regarding the Preferred Stock issuance.

Related Party Debt

At the Closing of the Business Combination, outstanding promissory notes evidencing loans made by NLabs to through the Closing (the “Related Party Notes”) in the aggregate amount, including accrued interest, of $15,739,897, were converted into shares of Common Stock at a price of $5.00 per share, which shares were not considered Existing Veea Shares and were in addition to the shares of Common Stock issued to holders of Existing Veea Shares. See Note 4 for further information regarding the conversion of the Related Party Notes.

During the year ended December 31, 2025, NLabs made loans to the Company in the aggregate principal amount of $5,511,000. Interest on the loans accrued at a rate of 10% per annum, calculated on the basis of a 365-day year. The Company satisfied the payment of a portion of the outstanding NLabs 2025 Notes, plus accrued interest, totaling an aggregate amount of $3,239,096, with the issuance of 3,239,096 shares of Common Stock with accompanying common warrants issued in the August 2025 Public Offering, based on the offering price of $1.00 per share.

From October 2025 through March 2026, NLabs made additional loans to the Company in the aggregate principal amount of $18,185,000 (collectively, the “NLabs Notes”) evidenced by certain promissory notes. Interest on the promissory notes accrue at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable upon the earlier of on demand and March 31, 2026. On March 30, 2026, $16,876,400 of the outstanding NLabs Notes, together with accrued interest of $406,056.94, were converted into shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $100 per share. In connection with the conversion transaction, the remaining outstanding NLabs In connection with the conversion transaction, the remaining outstanding NLabs 2025 Notes were amended to adjust the face amount of each such note to give effect to an additional discount of 13.04%, in line with the White Lion Note Purchase Agreement and (ii) provide for the issuance of warrants to purchase 33,551,486 shares of Common Stock at an exercise price of $0.503 per share. See Note 18 for information regarding the Preferred Stock issuance.

13 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of December 31, 2025, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancellable without penalty.

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

	Year ended December 31,
	2025	2024
Lease cost:
Operating lease costs
Other than related parties	$117,637	$269,915
Related parties	532,800	524,599
Total	650,437	794,514

Short-term lease cost
Other than related parties	43,712	39,145
Related parties	-	-
Total	43,712	39,145

Variable lease cost
Other than related parties	--	9,893
Related parties	-	-
Total	--	9,893

Total lease cost	$694,149	$843,552

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating lease costs
Other than related parties	$121,851	$269,915
Related parties	-	-
Total	$121,851	$269,915

Weight-average remaining lease term-operating leases
Other than related parties	- years	0.4 years
Related Parties	- years	- years
Aggregate	- years	0.4 years

Weight-average discount rate-operating leases
Other than related parties	1.79%	1.79%
Related Parties	N/A %	N/A %
Aggregate	1.79%	1.79%

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the net present value of its lease payments, the Company used an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date, lease modification date, or the date of adoption of ASC 842. As of December 31, 2025, there were no future contractual payments due on the leases.

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

Other Commitments

In connection with the Business Combination, the Company agreed to pay certain legal expenses contingent upon the Closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of December 31, 2025, the amount of the deferred fees totaled $2,257,457, recorded in deferred payables, current in the consolidated balance sheet.

14 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents fair value information as of December 31, 2025 and 2024 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. During the year ended December 31, 2025, there were no transfers amongst level 1, 2, and 3.

December 31, 2025	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$419,446	-	$419,446	$
2025 Investor Warrant liability	3,191,215				3,191,215
Convertible note option liability	-	-	-		-
Earn-out share liability	2,543,600	-			2,543,600
Total	$6,154,261	-	$419,446		$5,734,815

December 31, 2024	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$840,994	-	$840,994	$-
Convertible note option liability	60,000	-	-	60,000
Earn-out Share Liability	15,560,000	-	-	15,560,000
Total	$16,460,994	-	$840,994	$15,620,000

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

2025 Investor Warrants

The Company established the initial fair value of the 2025 Investor Warrants liability as of August 14, 2025, the date of the August 2025 Public Offering. As of December 31, 2025, the fair value was remeasured using an option pricing model. The option pricing model was used to value the liability for the initial period and subsequent measurement periods.

The 2025 Investor Warrant liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at August 14, 2025 initial value, and at December 31, 2025:

	December 31, 2025	August 14, 2025
Stock Price	$0.64	$0.60
Expected term (years)	4.6	5.0
Volatility	81.9%	75.0%
Risk-Free Rate	3.70%	4.16%

The following table presents the changes in fair value of the 2025 Investor Warrant liability for the year ended December 31, 2025:

Balance, beginning of period, December 31, 2024	$-
Initial value, August 14, 2025	3,130,352
Change in fair value	76,963
Balance, end of period, December 31, 2025	$3,207,315

Convertible Note Option Liability

The Company established the initial fair value for the convertible note option liability as of September 13, 2024, which was the date the Convertible Note was executed. As of December 31, 2025, the fair value was remeasured using an option pricing model. The option pricing model was used to value the convertible note option liability for the initial periods and subsequent measurement periods.

The conversion feature of the Convertible Promissory Notes is measured at fair value using a Monte Carlo model that fair values the conversion option.

The convertible note option liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model for the convertible note option liability were as follows:

	December 31,
	2025	2024
Stock Price	$0.64	$3.81
Expected term (years)	0.20	1.2
Volatility	130.6%	75.0%
Risk-Free Rate	3.69%	4.18%
Interest rate	3.63%	6.49%

The following table presents the changes in fair value of the convertible note option liability for the year ended December 31, 2025:

Balance, beginning of period, December 31, 2024	$60,000
Change in fair value	(60,000)
Balance, end of period, December 31, 2025	$-

Earn-out Share Liability

Following the Closing of the Business Combination, holders of certain capital stock of Private Veea immediately prior to the closing have the contingent right to receive up to 4.5 million additional shares of Common Stock if certain trading-price based milestones of the Common Stock are achieved or a change of control transaction occurs during the ten-year period following the Closing. The Company’s obligation to issue the earn out shares is recorded as a contingent liability (the “Earn-out Share Liability”) in the Company’s financial statements. The initial value of the contingent Earn-out Share Liability of $53.6 million was recorded as a transaction cost within operating expenses. The fair value of the Earn-out Share Liability was estimated using a Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility, the price of the Common Stock, and current interest rates. The key inputs for the Earn-out Share Liability were as follows:

	December 31,
	2025	2024
Stock Price	$0.64	$6.5
Expected term (years)	8.8	10.0
Volatility	81.67%	75.0%
Risk-Free Rate	4.08%	3.81%

The following table presents the changes in fair value of the Earn-Out Share Liability for the year ended December 31, 2025:

Balance, beginning of period, December 31, 2024	$15,560,000
Change in fair value	(13,016,400)
Balance, end of period, December 31, 2025	$2,543,600

15 - EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the year ended December 31, 2025 and 2024, are as follows:

	Years Ended December 31,
	2025	2024
Basic:
Numerator:
Net loss attributable to common shareholders	$(6,660,038)	$(47,457,768)
Denominator:
Weighted-average common shares outstanding	42,806,029	25,257,473
Net loss per share – basic:	$(0.16)	$(1.88)
Diluted:
Numerator:
Net loss attributable to common and common equivalent shareholders	(6,660,038)	(47,457,768)
Denominator:
Weighted-average common stock outstanding	42,806,029	25,257,473
Total common and common equivalent shares outstanding	42,806,029	25,257,473
Net loss per share – diluted:	$(0.16)	$(1.88)

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Years Ended December 31,
	2025	2024
Stock options outstanding to purchase shares of common stock and RSUs	4,356,519	-
Public Warrants	6,384,326	1,906,552
SPAC Private Placement Warrants	5,256,218	1,569,665
Private Veea Warrants	159,307	47,574
2025 Investor Warrants	2,048,460	-
Convertible Notes	162,799	88,759

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Years Ended December 31,
	2025	2024
Earn-Out Liability	4,500,000	1,343,836

16 – INCOME TAXES

Net loss for the years ended December 31, 2025 and 2024, was as follows:

	December 31,
	2025	2024
Domestic	$(4,168,630)	$(41,380,390)
Foreign	(2,491,408)	(6,167,378)
Net Loss	$(6,660,038)	$(47,547,768)

Provision for income taxes for the years ended December 31, 2025 and 2024, consisted of the following:

	December 31,
	2025	2024
Current tax provision	$-	$-
Federal
State and local	670	15,325
Foreign	-	-
Total current tax provision	670	15,325
Deferred tax provision Federal	-	-
State and local	-	-
Foreign	-	-
Total deferred tax provision	-	-

Total provision for income taxes	$670	$15,325

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2025	2024
Deferred tax assets
Stock options issued for services	$1,324,167	$1,160,726
Net Operating Loss Carryforwards	38,426,844	35,154,469
Section 174 Expenditures	2,893,510	2,483,764
R&D Tax Credits	6,775,130	6,818,064
Interest carryforward	-	954,073
Other	489,297	481,565
Total gross deferred tax assets	49,908,948	47,052,660
Less Valuation Allowance	(49,908,948)	(47,011,175)
Net deferred tax assets	$-	$41,485

Deferred tax liabilities
Right of Use Asset	-	(25,298)
Unrealized Fx gain (loss)	-	(776)
Other	-	(15,411)
Total gross deferred tax liabilities	$-	$(41,485)

Net deferred tax liabilities	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2025 and 2024. The valuation allowance at December 31, 2025 and 2024 was $49,908,948 and $47,011,175, respectively.

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 1 for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025 and 2024 is as follows (in millions, except percentages):

	Year ended December 31,
	2025		2024
Federal income tax at the Statutory Rate	$(1,365,016)	21%	$(9,983,550)	21%
Earnout-Share Liability	(2,733,444)	42%	3,267,600	-7%
Permanent Items	-	-	601,187	-1%
Foreign	814,835	-13%	-249,400	1%
State Taxes	462,099	-7%	-128,873	0%
Return to Provision	-	-	6,128	0%
Other	(504,001)	8%	(314,779)	1%
Change in valuation allowance	3,326,197	-51%	6,817,012	-14%
Total tax (benefit) expense	$670	0%	$15,325	-

As of December 31, 2025, the Company had gross federal net operating loss carryforwards of approximately $127,674,536, resulting in a tax effected benefit of $26,811,652, which will be carried forward indefinitely. In addition, the Company has gross state net operating loss carryforwards of approximately $72,151,836 with an expected net tax impact $4,941,156. The state NOLs have varying expiration dates as determined by each state.

The Company also has net operating losses in the United Kingdom that can be carried forward indefinitely and utilized to offset future taxable income. The gross value of these NOLs is $26,696,144 with an anticipated future tax benefit of $6,674,036.

As of December 31, 2024, the Company has federal R&D credit carryforwards of $4,542,749 that will begin to expire in 2038. The Company has also reduced the anticipated future benefit of these credits by recording an uncertain tax benefit equal to 30% of the credit claimed.

IRC Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. As of December 31, 2025, the Company has not completed an analysis on the 382 limitation. A 382 limitation calculation will be considered prior to the usage of tax attributes.

The Company’s effective tax rate could also fluctuate due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, and accounting principles.

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

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the years ended December 31, 2025 and 2024, totaled approximately $109,714 and $ $161,067, respectively. A total of approximately $270,781 is reflected in accrued expenses in the consolidated balance sheet for matching contributions accrued but not yet paid.

18 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2025, the date of these consolidated financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the year ended December 31, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below:

On January 14, 2026, the Company entered into a note purchase agreement with White Lion providing for the issuance of unsecured convertible promissory notes and warrants for aggregate gross proceeds of up to $2.5 million. At the initial closing, the Company issued a convertible note with a face amount of approximately $0.6 million and received net proceeds of approximately $0.5 million, net of original issuance discount and certain transaction expenses. The notes mature in 12 months, bear interest at 5% per annum, and are convertible into shares of the Company’s common stock at a price equal to the lesser of $0.75 and 90% of the lowest VWAP (calculated as set forth in the Convertible Notes) for the prior consecutive ten (10) trading-day period, in each case subject to certain equitable adjustments. In connection with the financing, the Company issued warrants to purchase approximately 990,099 shares of common stock at an exercise price of approximately $0.51 per share, with a five-year term, subject to customary ownership limitations.

On February 17, 2026, VeeaSystems, entered into a Loan Agreement with Pasadena Private Lending, Inc. providing for a secured term loan facility of up to $10.6 million, of which $5.5 million (the “Initial Loan Amount”) was funded at closing. The Initial Loan Amount matures in February 2031 and bears interest at a variable rate equal to the prime rate (subject to a floor of 5.75%) plus 4.50% per annum. Interest is payable monthly in arrears and principal is payable in monthly installments of $58,000 commencing March 17, 2027, with any remaining outstanding principal and interest due at maturity. The Company may, at any time prior to February 17, 2027, request to increase the Initial Loan Amount by up to $5.0 million in separate tranches of up to $2.5 million each. The facility is guaranteed by the Company and the Company’s Chairman and Chief Executive Officer, and is secured by substantially all assets of the Company and its subsidiaries. Further, until such time as the Company achieves a Debt Service Coverage Ratio (as defined in the Loan agreement) of at least 3.0 to 1.0, tested as of the most recently completed fiscal quarter end, the Company is required to maintain a minimum aggregate balance equal to the greater of (i) $550,000 and (ii) 10% of the then outstanding aggregate principal amount of the loans, in cash, liquid securities, and marketable securities, in a reserve account. The agreement contains customary financial covenants and minimum liquidity requirements.

In response to the Nasdaq deficiency notices received by the Company on September 29, 2025, on March 27, 2026, the Company submitted an application to transfer the listing of its listed securities from The Nasdaq Global Market to The Nasdaq Capital Market. In connection with the submission to transfer the Company’s listing, the Company requested a second period of 180 calendar days, or until September 30, 2026, to regain compliance with the Minimum Bid Price Requirement for continued listing.

On April 7, 2026, the Nasdaq Listing Qualifications department approved the Company’s request to transfer the listing of the Company’s publicly traded securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. The transfer will take effect at the opening of business on April 9, 2026. The transfer of the Company’s listing to The Nasdaq Capital Market is not expected to have any immediate effect on trading in shares of common stock and public warrants. The common stock and public warrants continue to trade uninterruptedly under the symbol “VEEA” and “VEEAW”, respectively. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and companies on The Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing.

As a result of the transfer to The Nasdaq Capital Market, Nasdaq granted the Company a second period of 180 calendar days, or until September 28, 2026, to regain compliance with the minimum bid price requirement for continued listing. To regain compliance, the closing bid price of the Company’s shares must meet or exceed $1.00 per share for a minimum of 10 consecutive business days on or prior to September 28, 2026. Nasdaq’s determination to grant the additional 180-day compliance period was in part based on, among other things, the Company meeting the continued listing requirements of The Nasdaq Capital Market with the exception of the bid price requirement, and the Company having provided written notice of its intention to cure the deficiency during the additional compliance period, including by effecting a reverse stock split if necessary. Following Nasdaq’s approval of the extended compliance period, the Company intends to continue to actively monitor the minimum bid price requirement and, as appropriate, will consider available options to resolve any deficiencies and regain compliance, including by effecting a reverse stock split if necessary.

In connection with the Company’s application to transfer its listing to The Nasdaq Capital Market, to ensure the Company’s compliance with the listing requirements of The Nasdaq Capital Market, on March 30, 2026, the Company entered into separate conversion agreements with each of NLabs and 83rd Street pursuant to which (i) NLabs agreed to convert (x) $16,876,400 principal and accrued interest of outstanding NLabs 2025 Notes into 168,764 shares of Series A Preferred and (y) $2,000,000 of the accrued rent owed to it in respect of the 164 East 83rd Street office lease into 20,000 shares of Series A Preferred and (i) 83rd Street agreed to convert $2,323,600 of the accrued rent owed to it in respect of the 166 East 83rd Street office lease into 23,236 shares of Series A Under the terms of the conversion agreements, NLabs and 83rd Street are each entitled to certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Preferred.

Each share of Series A Preferred is entitled to vote on an as converted basis along with the Common Stock, and holders of Series A Preferred are entitled to receive dividends that are economically equivalent to any dividends declared with respect to the Common Stock. Further each share of Series A Preferred is convertible into Common Stock, at the option of the holder, in an amount equal to a price per share of $100 (as adjusted for certain stock splits) divided by $0.503.

On April 14, 2026, the Company entered into a transition agreement with Janice K. Smith, the Executive Vice President and Chief Operating Officer. Pursuant to the agreement, effective as of April 30, 2026, Ms. Smith will step down from her current roles as the Executive Vice President and Chief Operating Officer of the Company and will serve as Senior Operations Advisor commencing on April 30, 2026 and ending on December 31, 2026. Ms. Smith will be entitled certain equity awards and cash bonus. See “Item 11. Executive Compensation - Existing NEO Employment Agreements – Smith Transition Agreement.”

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated November 27, 2023, by and among Plum Acquisition Corp. I, Veea Inc. and Plum SPAC Merger Sub, Inc.	8-K	2.1	December 1, 2023
2.2	Amendment No. 2 to Business Combination Agreement, dated September 11, 2024, by and among Plum Acquisition Corp. I, Veea Inc. and Plum SPAC Merger Sub, Inc.	8-K	10.1	September 12, 2024
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	September 24, 2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	8-K	3.2	April 2, 2026
3.3	Amended and Restated Bylaws	8-K	3.2	September 24, 2024
4.1	Warrant Agreement, dated March 18, 2021, by and between Plum Acquisition Corp. I and Continental Stock Transfer & Trust Company	8-K	4.1	March 18, 2021
4.2	Description of the Company’s Securities	10-K	4.2	April 15, 2025
4.3	Form of Convertible Promissory Note, dated September 12, 2024	S-1	4.1	January 10, 2025
4.4	Form of Convertible Promissory Note, dated May 13, 2025	8-K	10.3	May 19, 2025
4.5	Form of Common Warrant	8-K	4.1	August 15, 2025
4.6	Form of Convertible Promissory Note	8-K	10.02	January 20, 2026
4.7	Form of Common Warrant	8-K	4.1	January 20, 2026
4.8	Form of Common Warrant	8-K	4.1	April 2, 2026
10.1	Amended and Restated Registration Rights Agreement, dated September 13, 2024, between Plum Acquisition Corp. I, Veea Inc., Plum Partners LLC and certain stockholders of Veea Inc.	8-K	10.9	September 24, 2024
10.2	2024 Incentive Equity Plan	8-K	10.14	September 24, 2024
10.3	Amendment No. 1 to the 2024 Incentive Equity Plan	S-8	10.2	January 29, 2026
10.4	2024 Employee Stock Purchase Plan	8-K	10.15	September 24, 2024
10.5	Common Stock Purchase Agreement, dated December 2, 2024, by and between White Lion Capital, LLC and the Company	8-K	10.1	December 6, 2024
10.6	Registration Rights Agreement, dated December 2, 2024, by and between White Lion Capital, LLC and the Company	8-K	10.2	December 6, 2024
10.7*	Amendment No. 1 to Common Stock Purchase Agreement, dated June 2, 2025, by and between White Lion Capital, LLC and the Company
10.8*	Amendment No. 2 to Common Stock Purchase Agreement, dated January 14, 2026, by and between White Lion Capital, LLC and the Company
10.9	Settlement and Release Agreement, dated December 31, 2024, between the Company and Harmonic Partners.	8-K	10.1	January 2, 2025
10.10	Form of Restricted Stock Unit Agreement	8-K	99.1	January 10, 2025
10.11	Form of Stock Option Agreement	8-K	99.2	January 10, 2025
10.12	Asset Purchase Agreement, dated May 13, 2025, by and between the Company and Crowdkeep, Inc.	8-K	10.1	May 19, 2025
10.13	Form of Note Purchase Agreement	8-K	10.2	May 19, 2025
10.14	Form of Lock-Up Agreement	8-K	10.4	May 19, 2025
10.15	Form of Noteholder Lock-Up Agreement	8-K	10.5	May 19, 2025
10.16	Form of Placement Agency Agreement	8-K	10.2	August 15, 2025
10.17	Form of Securities Purchase Agreement	8-K	10.1	August 15, 2025

10.18	Form of Lock-Up Agreement	S-1	10.24	August 12, 2025
10.19	Note Purchase Agreement dated January 14, 2026, by and between White Lion Capital, LLC and the Company	8-K	10.01	January 20, 2026
10.20	Registration Rights Agreement dated January 14, 2026, by and between White Lion Capital, LLC and the Company	8-K	10.03	January 20, 2026
10.21	Loan Agreement dated February 17, 2026 by and among Pasadena Private Lending, Inc., VeeaSystems Inc., a Delaware corporation, Veea Inc., Veea Solutions Inc., VeeaSystems Development Inc., VeeaSystems CK Inc., Allen Salmasi and Nicole Salmasi.	8-K	10.1	February 23, 2026
10.22	Term Loan Promissory Note dated February 17, 2026	8-K	10.2	February 23, 2026
10.23	Guaranty dated February 17, 2026, by Veea Inc. in favor of Pasadena Private Lending, Inc.	8-K	10.3	February 23, 2026
10.24	Guaranty dated February 17, 2026 by Allen Salmasi and Nicole Salmasi in favor of Pasadena Private Lending, Inc.	8-K	10.4	February 23, 2026
10.25	Pledge Agreement dated February 17, 2026 between Veea Inc. and Pasadena Private Lending, Inc.	8-K	10.5	February 23, 2026
10.26	Pledge Agreement dated February 17, 2026 between VeeaSystems Inc. and Pasadena Private Lending, Inc.	8-K	10.6	February 23, 2026
10.27	Security Agreement dated February 17, 2026, by and between VeeaSystems Inc. and Pasadena Private Lending, Inc.	8-K	10.7	February 23, 2026
10.28	Note Conversion Agreement, dated March 30, 2026, by and between the Company and NLabs Inc.	8-K	10.1	April 2, 2026
10.29	Conversion Agreement, dated March 30, 2026, by and among the Company, NLabs Inc., and 83rd Street LLC.	8-K	10.2	April 2, 2026
10.30	First Amendatory Agreement to Demand Notes, dated March 30, 2026, by and between the Company and NLabs Inc.	8-K	10.3	April 2, 2026
10.31*	Transition Agreement, dated April 13, 2026, by and between the Company and Janice K. Smith
14.1	Code of Ethics	10-K	14.1	April 15, 2025
16.1	Letter from Marcum LLP to the Securities Exchange Commission	8-K	16.1	September 24, 2024
19.1	Insider Trading Policy	10-K	19.1	April 15, 2025
21.1	Subsidiaries of Veea Inc.	S-1	21.1	August 12, 2025
23.1*	Consent of PKF O’Connor Davies, LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Compensation Clawback Policy	10-K	97.1	April 15, 2025
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEEA INC.

By:	/s/ Allen Salmasi
Allen Salmasi
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2026

By:	/s/ Randal Stephenson
Randal Stephenson
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date:  April 14, 2026

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Allen Salmasi and Randal Stephenson, as his or her true and lawful attorneys-in-fact and agents, with the full power of substitution, for him or her in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including any and all exhibits, schedules, supplements, certifications and supporting documents thereto), and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Allen Salmasi	Chief Executive Officer and Director	April 14, 2026
Allen Salmasi	(principal executive officer)

/s/ Randal Stephenson	Chief Financial Officer	April 14, 2026
Randal Stephenson	(principal financial officer and principal accounting officer)

/s/ Douglas Maine	Director	April 14, 2026
Douglas Maine

/s/ Helder Antunes	Director	April 14, 2026
Helder Antunes

/s/ Michael Salmasi	Director	April 14, 2026
Michael Salmasi

/s/ Kanishka Roy	Director	April 14, 2026
Kanishka Roy

/s/ Gary Cohen	Director	April 14, 2026
Gary Cohen

/s/ Alan Black	Director	April 14, 2026
Alan Black