Form 10-Q
period 2026-03-31
VEEA INC.
filed 2026-05-15
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 13, 2026, there were 50,407,567 shares of the registrant’s common stock issued and outstanding.

VEEA INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash	$1,594,473	$133,860
Receivables, net	261,832	139,833
Inventory, net	9,631,376	9,653,912
Prepaid and other current assets	5,648,525	5,638,399
Total current assets	17,136,206	15,566,004

Property and equipment, net	70,291	91,809
Goodwill	5,105,911	5,101,625
Intangible assets, net	7,258,491	7,426,864
Investments	253,984	-
Other assets	34,281	34,323
TOTAL ASSETS	$29,859,164	$28,220,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Revolving line of credit	$-	$14,000,000
Accounts payable	3,064,647	4,053,523
Accrued expenses	1,875,947	1,531,498
Related party liabilities	2,211	4,215,980
Deferred payables, current	2,285,957	2,257,457
Note payable	1,762,415	1,762,415
Convertible note payable, net - current	2,070,664	1,662,371
Related party notes	4,035,614	2,335,000
Total current liabilities	15,097,455	31,818,244

Warrant liabilities	3,151,558	3,610,661
Earn-out Share Liability	1,985,000	2,543,600
Note payable, noncurrent	4,607,007	-
TOTAL LIABILITIES	24,841,020	37,972,505

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 212,000 and zero issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	21	-
Common Stock, $0.0001 par value, 551,000,000 shares authorized; and 50,467,421 shares issued and outstanding at March 31, 2026 and December 31, 2025	5,047	5,047
Additional paid-in capital	235,374,477	215,985,403
Accumulated deficit	(229,163,602)	(224,490,556)
Accumulated other comprehensive income (loss)	(1,197,799)	(1,251,774)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,018,144	(9,751,880)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,859,164	$28,220,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Sales, net	$180,417	$14,262
Cost of goods sold	22,667	12,330
Gross profit	157,750	1,932

Operating Expenses:
Product development	148,600	215,575
Sales and marketing	42,115	349,251
General and administrative	4,792,284	5,109,473
Transaction costs	-	35,000
Depreciation and amortization	204,992	60,116
Total operating expenses	5,187,991	5,769,415
Loss from operations	(5,030,241)	(5,767,483)

Other income (expense):
Other income	240,345	772
Change in fair value of convertible note option liability	-	59,000
Change in fair value of warrant liabilities	459,103	420,497
Change in fair value of Earn-out Share Liability	558,600	10,530,000
Other income (expense)	(90,177)	2,750
Interest expense	(810,676)	(946,484)
Total other income	357,195	10,066,534

Net income (loss)	$(4,673,046)	$4,299,052
Net income (loss) per share:
Basic	$(0.09)	$0.12
Diluted	$(0.09)	$0.12

Weighted-average common stock outstanding used in per share amounts:
Basic	50,467,421	36,369,224
Diluted	50,467,421	36,583,665

Other comprehensive income (loss):
Foreign currency translation adjustment	53,975	20,411
Comprehensive income (loss)	$(4,619,071)	$4,319,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balance, December 31, 2025	-	$-	50,467,421	$5,047	$215,985,403	$(224,490,556)	$(1,251,774)	$(9,751,880)
Issuance of White Lion Warrants	-	-	-	-	216,149	-	-	216,149
Settlement of related party note payable and related party liabilities for preferred stock	212,000	21	-	-	18,877,993	-	-	18,878,011
Stock based compensation	-	-	-	-	294,935	-	-	294,935
Foreign currency translation gain	-	-	-	-	-	-	53,975	53,975
Net Loss	-	-	-	-	-	(4,673,046)	-	(4,673,046)
Balance, March 31, 2026	212,000	$21	50,467,421	$5,047	$235,374,477	$(229,163,602)	$(1,197,799)	$5,018,144

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Deficit
Balance, December 31, 2024	36,202,798	$3,621	$200,667,682	$(217,830,518)	$(134,391)	$(17,024,824)
Stock based compensation	-	-	50,000	-	-	50,000
Common stock issued upon exercise of stock options	24,420	2	9	-	-	11
Common stock issued upon draw on the equity line of credit	240,500	24	604,402	-	-	604,426
Common stock issued as compensation for equity line of credit commitment fee	27,498	3	24,997	-	-	25,000
Settlement of convertible note agreement for shares issued	46,666	5	349,995	-	-	350,000
Foreign currency translation gain	-	-	-	-	20,411	20,411
Net income	-	-	-	4,299,052	-	4,299,052
Balance, March 31, 2025	36,541,882	$3,655	$201,697,086	$(213,531,466)	$154,802	$(11,675,924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(4,673,046)	$4,299,052
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	204,992	60,116
Amortization of debt issuance costs	187,920	740,363
Change in fair value of convertible note option liability	-	(59,000)
Change in fair value of warrant liabilities	(459,103)	(420,497)
Change in fair value of Earn-out Share Liability	(558,600)	(10,530,000)
Stock based compensation	294,935	50,000
Share based vendor payments as compensation for services	-	25,000
Unrealized foreign currency transaction (gain) loss	66,097	340,728
Amortization of operating lease right of use assets	-	87,956
Changes in operating assets and liabilities:
Receivables	(121,999)	18,259
Inventories	19,664	(318,475)
Prepaid and other current assets	(15,048)	100,491
Other assets	1,960	(1,699)
Accounts payable	(988,876)	2,222,819
Accrued expenses and deferred payables	850,082	(829,394)
Other current liabilities	-	606,656
Operating lease payments	-	(91,116)
Net cash used in operating activities	(5,191,022)	(3,698,741)
Cash flows from investing activities
Purchase of intangible assets and trademarks	(15,536)	(131,973)
Purchase of investments	(253,984)	-
Net cash used in investing activities	(269,520)	(131,973)
Cash flows from financing activities
Proceeds from revolving line of credit	-	1,300,000
Repayment of revolving line of credit	(14,000,000)
Proceeds from related party notes	15,850,000	485,000
Proceeds from issuance of convertible notes	475,000	-
Proceeds from the issuance of shares under equity line of credit facility	-	604,426
Proceeds from exercise of stock options	-	11
Proceeds from note payable	4,599,250	-
Net cash provided by financing activities	6,924,250	2,389,437

Effect of exchange rate changes on cash	(3,095)	2,985

Net increase (decrease) in cash	1,460,613	(1,438,292)
Cash and cash equivalents at beginning of period	133,860	1,685,633
Cash and cash equivalents at end of period	$1,594,473	$247,341

Non-cash activities
Settlement of convertible notes for shares issued	-	350,000
Settlement of related party note payable and related party liabilities for preferred stock	18,878,011	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Veea Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Liquidity

During the three months ended March 31, 2026 and 2025, the Company incurred operating losses of approximately $5.0 million and $5.8 million, respectively, and had an accumulated deficit of $229.2 million as of March 31, 2026. Since its inception, it has incurred significant operating losses and negative cash flows. As of March 31, 2026, it had cash of approximately $1.6 million and outstanding debt of $13.3 million, of which $0.8 million was outstanding under the September 2024 Notes (as defined below), $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $4.0 million was outstanding under a related party note payable, $1.9 million was outstanding under a note payable with an inventory vendor, $5.0 million was outstanding under the PPL Loan (as defined below) (Note 6), and $0.6 million was outstanding under the White Lion Convertible Note (as defined below) (Note 6).

The Company’s founder has funded operations through related party notes and advances. The Company plans to fund its operations and capital funding needs for the next 12 months with revenue generated from operations, including anticipated revenue generated under the Supply Agreement (as defined below) entered into with Telcel, and using proceeds from its existing financing arrangements under the ELOC Purchase Agreement (as defined below), its new secured term loan facility with Pasadena Private Lending (as defined below) and the White Lion Note Purchase Agreement (as defined below) with White Lion Capital, LLC (“White Lion”). Further, the Company could pursue other equity and debt financing from new or existing investors, including related parties, which may continue to include the Company’s CEO and his affiliates. The Company’s founder will continue to support the Company if it does not secure other equity or debt financing.

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

On April 7, 2026, the Nasdaq Listing Qualifications department approved the Company’s request to transfer the listing of the Company’s publicly traded securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. The transfer took effect at the opening of business on April 9, 2026. The transfer of the Company’s listing to The Nasdaq Capital Market is not expected to have any impact on trading in shares of common stock and public warrants. The common stock and public warrants continue to trade uninterruptedly under the symbol “VEEA” and “VEEAW”, respectively. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and companies on The Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements in accordance with GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the consolidated financial statements included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2025 filed with the SEC on April 15, 2026 (the “2025 10-K”). The accompanying unaudited condensed consolidated financial statements do not include all disclosures, including notes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the 2025 10-K.

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted under GAAP.

Use of Estimates

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its unaudited condensed consolidated financial statements in accordance with GAAP. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Changes in such estimates could affect amounts reported in future periods. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: liquidity and going concern, the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; inventory, including the determination of allowances for estimated excess or obsolescence; the fair value of warrants; the fair value of acquisition-related contingent consideration arrangements; the fair value of the ELOC (Note 8); unrecognized tax benefits; legal contingencies; and the valuation of stock-based compensation, among others.

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

The Company operates as a single operating segment. The CODM assesses the performance of and decides how to allocate resources for the one segment based on consolidated net loss. Further, EBITDA (earnings before interest taxes, depreciation and amortization), which is not presented on the face of the Company’s unaudited condensed consolidated statements of operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses net loss and adjusted EBITDA, to decide the level of investment in various operating activities and other capital allocation activities. Accordingly, the Company has determined that it has a single reportable segment and operating segment. The majority of the Company’s assets as of March 31, 2026 and December 31, 2025, were attributable to its U.S. operations. The Company’s long-lived assets are based on the physical location of the assets. For the three months ended March 31, 2026 and 2025, substantially all of the Company’s revenue was attributable to its U.S. operations and not materially concentrated among customers. The measure of segment assets is reported on the Company’s unaudited condensed consolidated balance sheets as Total Assets.

Investments

The Company holds non-marketable equity and other investments (“privately held investments”), which are included in noncurrent assets in the Company’s unaudited condensed consolidated balance sheets.

Equity investments that do not result in consolidation or the application of the equity method are accounted for in accordance with ASC Topic 321, Investments—Equity Securities (“ASC 321”). For certain eligible investments, the Company has elected the fair value option under ASC Topic 825, Financial Instruments (“ASC 825”), whereby such investments are measured at fair value on a recurring basis with changes in fair value recognized in earnings.

For investments for which the fair value option has not been elected and that do not have a readily determinable fair value, the Company applies the measurement alternative, under which investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments and for impairment.

The fair value of investments accounted for under the fair value option is determined in accordance with ASC 820, Fair Value Measurement, and may involve the use of significant unobservable inputs (Level 3). The Company evaluates its investments each reporting period for changes in fair value or impairment, as applicable.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (a) better understand the entity’s performance, (b) better assess the entity’s prospects for future cash flows, and (c) compare an entity’s performance over time and with that of other entities. The additional disclosures under this update include (1) disclosing the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) (or other amounts of depletion expense) that are included in each relevant expense caption, (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements.

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

The patented technology, which is recorded as part of intangible assets, net in the accompanying unaudited condensed consolidated balance sheet, will be amortized over its estimated useful life of 10 years.

4 - BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	March 31,	December 31,
	2026	2025
Inventory	$7,787,053	$7,809,589
Inventory allowance	(904,653)	(904,653)
Consigned parts	2,748,976	2,748,976
Total	$9,631,376	$9,653,912

Prepaid and other current assets

Prepaid and other current assets consists of the following:

	March 31,	December 31,
	2026	2025
Prepaid expenses	$294,953	$300,063
Inventory purchase deposit	5,000,000	5,000,000
Production deposit	336,643	336,643
Other current assets	16,929	1,693
Total	$5,648,525	$5,638,399

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

Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$712,059	$712,153
Computer equipment	336,253	336,385
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,439,054	1,439,280
Less - Accumulated depreciation	(1,368,763)	(1,347,471)
Total property and equipment net	$70,291	$91,809

Depreciation expense for the three months ended March 31, 2026 and 2025, totaled approximately $21,083 and $35,697, respectively.

5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the three months ended March 31, 2026:

Balance at December 31, 2025	$5,101,625
Foreign exchange transactions	4,286
Balance at March 31, 2026	$5,105,911

The following is a summary of activity in goodwill for the year ended December 31, 2025:

Balance at December 31, 2024	$4,779,625
Foreign exchange transactions	322,000
Balance at December 31, 2025	$5,101,625

Intangible Assets

Intangible assets consist of the following:

	As of March 31, 2026
	Amortization Period	Costs as of January 1, 2026	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,790,596	$15,536	$-	$7,806,132	$(6,865,081)	$-	$941,051
Proprietary technology	10 years	6,904,306	-	-	6,904,306	(586,866)	-	6,317,440
Intangible assets, net		$14,694,902	$15,536	$-	$14,710,438	$(7,451,947)	$-	$7,258,491

	As of December 31, 2025
	Amortization Period	Costs as of January 1, 2025	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,551,468	$239,128	$-	$7,790,596	$(6,844,695)	$-	$945,901
Proprietary technology	10 years	-	6,904,306	-	6,904,306	(423,343)	-	6,480,963
Intangible assets, net		$7,551,468	$7,143,434	$-	$14,694,902	$(7,268,038)	$-	$7,426,864

Intangible assets primarily consist of proprietary technology, patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years and the proprietary technology acquired from Crowdkeep Inc. has an estimated remaining useful life of 10 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the three months ended March 31, 2026 and 2025, there were no events that necessitated additional impairment of intangible assets.

Intangible asset amortization expense for the three months ended March 31, 2026 and 2025, totaled $183,909 and $19,000, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of March 31, 2026
2026 – Remaining	$574,091
2027	742,464
2028	744,281
2029	742,464
2030	742,464
Thereafter	3,712,727
$7,258,491

6 - DEBT

Total outstanding third-party debt of the Company is comprised of the following, including convertible notes:

March 31, 2026	Principal	Debt Discount	Total
Convertible notes payable, net	$2,305,556	$(234,892)	$2,070,664
Notes payable	1,762,415	-	1,762,415
Notes payable, noncurrent	5,000,000	(392,993)	4,607,007
Total	$9,067,971	$(627,885)	$8,440,086

December 31, 2025	Principal	Debt Discount	Total
Revolving Loan Facility, noncurrent	$14,000,000	$-	$14,000,000
Convertible notes payable, net	1,750,000	(87,629)	1,662,371
Notes payable	1,762,415	-	1,762,415
Total	$17,512,415	$(87,629)	$17,424,786

Revolving Loan Facility

In June 2021, Private Veea entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”) with First Republic Bank, which was subsequently acquired by JPMorgan Chase, (“JPM”) providing up to $14.0 million of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. Private Veea was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, Private Veea issued common stock warrants (the “Related Party Common Stock Warrants”) to NLabs, a principal shareholder of the Company and affiliate of Allen Salmasi (“NLabs”), in consideration for the CEO’s guaranteeing the advances. See Note 11 for further information. Following the acquisition of First Republic, the Loan was transferred to JPM. As of December 31, 2025, the outstanding principal amount of the Loan was $14.0 million. On January 5, 2026, the Company repaid the principal and interest and terminated the 2021 Revolving Loan Agreement. On January 5, 2026, the Company repaid the Loan in full by making a cash payment to JPM of $14,076,218, representing the total outstanding principal and interest due as of such date. The Loan was repaid with the proceeds of a loan from NLabs during the three months ended March 31, 2026. See Note 11 for further information regarding the NLabs loan.

Convertible Notes Payable

Business Combination Convertible Notes Payable

Simultaneously with the closing of the business combination (the “Closing of Business Combination”) by and among Plum Acquisition Corp. I, Plum SPAC Merger Sub, Inc, and Private Veea (the “Business Combination”), the Company and Private Veea issued convertible notes under note purchase agreements with certain accredited investors unaffiliated with the Company and Private Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15.0 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory notes. In addition to a September 2024 Note, each Investor received, as a transfer from NLabs Inc., an affiliated of Allen Salmasi, our Chief Executive Officer (“NLabs”), immediately prior to the Financing Closing, a number of shares of Private Veea’s Series A Preferred Stock that upon the Closing became a number of registered shares of Common Stock equal to such Investors’ original principal note loan amount under their respective notes divided by $7.50 (the “Transferred Shares”). 2.0 million Transfer Shares were delivered to Investors at the Financing Closing. The September 2024 Notes include customary registration rights.

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

The Conversion Shares were initially subject to a lock-up for a period of 6 months after the Financing Closing. The Transferred Shares were not subject to any lock-up restrictions, but for a period of 6 months after the Closing they were separately designated by the Transfer Agent and kept as book entry shares on the Transfer Agent’s records and were not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provided such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note would automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares would be extended for an additional 6 months to 12 months after the Financing Closing. As of both March 31, 2026 and December 31, 2025, $700,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer. The September 2024 Notes matured on March 13, 2026. The Company and the Investors are in active discussions to, among other items, extend the maturity date. Non-payment at maturity is a default under the September 24 Notes; however, the Company has received no notices of default from any Investors, nor has any Investor commenced enforcement actions.

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

White Lion Convertible Notes

On January 14, 2026, the Company entered into a note purchase agreement with White Lion (the “White Lion Note Purchase Agreement”) providing for the issuance of unsecured convertible promissory notes (the “White Lion Convertible Notes” or the “Initial Issuance”) and warrants (the “White Lion Warrants”) for aggregate gross proceeds of up to $2.5 million. At the initial closing, the Company issued a convertible note with a face amount of approximately $0.6 million and received net proceeds of approximately $0.5 million, net of original issuance discount and certain transaction expenses. The notes mature in 12 months, bear interest at 5% per annum, and are convertible into shares of the Company’s common stock at a price equal to the lesser of $0.75 and 90% of the lowest VWAP (calculated as set forth in the Convertible Notes) for the prior consecutive ten (10) trading-day period, in each case subject to certain equitable adjustments. In connection with the financing, the Company issued warrants to purchase approximately 990,099 shares of common stock at an exercise price of approximately $0.51 per share, with a five-year term, subject to customary ownership limitations.

The proceeds received in connection with the Initial Issuance was allocated between the convertible notes and the White Lion Warrants based on their relative fair values. The fair value of the White Lion Warrant was estimated at the debt issuance date using the Black Scholes option pricing model. The White Lion Warrants were classified in Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at January 14, 2026:

Stock Price	$0.51
Expected term (years)	5.00
Volatility	88.7%
Risk-Free Rate	3.72%

On April 16, 2026, the Company and White Lion consummated the second closing pursuant to the White Lion Note Purchase Agreement (“Second Closing”), and the Company issued, and White Lion purchased, an additional White Lion Convertible Note with a face amount of $555,556 and an additional White Lion Warrant to purchase up to 734,214 at an exercise price of approximately shares $0.6806 per share. The convertible note and warrants issued at the Second Closing contain provisions similar to those in the First White Lion Note and First White Lion Warrant, respectively, except for the number of shares available for exercise and the exercise price. At the Second Closing, the Company received cash proceeds of $500,000, net of original issuance discount.

Term Loan Facility

On February 17, 2026, VeeaSystems, entered into a Loan Agreement with Pasadena Private Lending, Inc. providing for a secured term loan facility of up to $10.6 million, of which approximately $5.0 million (the “Initial Loan Amount”) was funded at closing (the “PPL Loan”). The Initial Loan Amount matures in February 2031 and bears interest at a variable rate equal to the prime rate (subject to a floor of 5.75%) plus 4.50% per annum. Interest is payable monthly in arrears and principal is payable in monthly installments of $58,000 commencing March 17, 2027, with any remaining outstanding principal and interest due at maturity. The Company may, at any time prior to February 17, 2027, request to increase the Initial Loan Amount by up to $5.0 million in separate tranches of up to $2.5 million each. The facility is guaranteed by the Company and the Company’s Chairman and Chief Executive Officer, and is secured by substantially all assets of the Company and its subsidiaries. Further, until such time as the Company achieves a Debt Service Coverage Ratio (as defined in the Loan agreement) of at least 3.0 to 1.0, tested as of the most recently completed fiscal quarter end, the Company is required to maintain a minimum aggregate balance equal to the greater of (i) $550,000 and (ii) 10% of the then outstanding aggregate principal amount of the loans, in cash, liquid securities, and marketable securities, in a reserve account. The agreement contains customary financial covenants and minimum liquidity requirements. On April 23, 2026, the Initial Loan Amount was increased by an additional $2.5 million additional borrowing.

The Initial Loan Amount of $5.0 million is included in Notes payable in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026, net of the remaining unamortized debt discount of $392,993.

Future principal payments on the PPL Loan are as follows:

Future principal payments as of March 31, 2026
2026 – Remaining	$-
2027	580,000
2028	696,000
2029	696,000
2030	696,000
Thereafter	2,332,000
$5,000,000

7 - INVESTMENTS

Investments recorded using the cost method

During the fourth quarter of 2025, the Company determined that its cost method investments were fully impaired, resulting in an impairment loss of $235,877. As of March 31, 2026, the carrying value of these investments was zero. No impairment losses were recognized during the three months ended March 31, 2026 and 2025.

Investments recorded at fair value

For investments for which the Company has elected the fair value option under ASC 825, the investments are measured at fair value on a recurring basis with changes in fair value recognized in earnings.

During the three months ended March 31, 2026, the Company acquired a non-controlling equity interest in a privately held entity. The Company does not have the ability to exercise significant influence over the investee and accounts for the investment at fair value under ASC 825. The initial carrying value of approximately $0.3 million reflects management’s estimate of fair value at the acquisition date, which considers the transaction price and other available information. Subsequent changes in fair value are recognized in earnings in the period in which they occur. As of March 31, 2026, the fair value of the investment is approximately $0.3 million.

The investment will be measured based on unobservable inputs and, as such, is a level 3 asset in the fair value hierarchy. As of March 31, 2026, the fair value of the investment approximates the initial investment amount.

8 - STOCKHOLDERS’ EQUITY

On September 13, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization. In connection with the consummation of the Business Combination (i) the Company de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”) and (ii) restated its certificate of incorporation (“Restated Certificate of Incorporation”). In connection with the Domestication, each share of outstanding Class A ordinary shares were converted by operation of law into shares of Common Stock, on a one-for-one basis. Upon filing of the Restated Certificate of Incorporation, each issued and outstanding share of Class B stock outstanding immediately prior to the filing of the Restated Certificate of Incorporation was converted into shares of Common Stock on a one-for-one basis. Under the Restated Certificate of Incorporation, the Company is authorized to issue 551,000,000 shares of capital stock, consisting of (a) 550,000,000 shares of Common Stock with a par value of $0.0001 per share and (b) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. On March 30, 2026, of the 1,000,000 shares of preferred stock available, the Company’s Board of Directors designated 212,000 shares of Series A Preferred Stock. See Note 11 for further information regarding the Preferred Stock issuance.

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

Series A Convertible Preferred Stock

On March 30, 2026, the Company filed a Certificate of Designation establishing its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and authorized the issuance of up to 212,000 shares. Each share of Series A Preferred Stock has a par value of $0.0001 and a stated value of $100 per share.

Conversion Rights

Each share of Series A Preferred Stock is convertible into Common Stock, at the option of the holder, in an amount equal to a price per share of $100 (as adjusted for certain stock splits) divided by $0.503.

Dividends

Holders of Series A Preferred Stock are entitled to receive dividends, when and if declared by the Company’s board of directors, on an as-converted basis with holders of common stock. The Series A Preferred Stock does not provide for a stated or fixed dividend rate.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to holders of common stock, an amount equal to $100 per share plus any accrued and unpaid dividends. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to liquidation rights.

Voting Rights

Holders of Series A Preferred Stock vote together with the holders of common stock as a single class on all matters submitted to stockholders, with voting power determined on an as-converted basis.

Equity Line of Credit

On December 2, 2024, the Company entered into a common stock purchase agreement, as amended by Amendment No. 1 dated June 2, 2025 and Amendment No. 2 dated January 14, 2026 (“ELOC Purchase Agreement” or the “ELOC”) and related registration rights agreement (the “Registration Rights Agreement”) with White Lion. Pursuant to the ELOC Purchase Agreement, the Company has the right, but not the obligation, to direct White Lion to purchase up to $25.0 million in aggregate gross purchase price of newly issued shares of Common Stock, subject to certain limitations and conditions as described below (the “ELOC Program”), at a purchase price equal to (i) 96.5% of the volume weighted average stock price for the three consecutive business days after a purchase notice is given, (ii) 98% of the volume weighted average stock price on the day a notice is delivered, or (iii) the lowest traded price for a given purchase date.

The Company controls the timing and amount of any sales to White Lion, which depend on a variety of factors including, among other things, market conditions, the trading price of the Common Stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, White Lion’s obligation to purchase shares is subject to certain conditions, including the daily trading volume of the Company’s stock. In all instances, the Company may not sell shares of Common Stock under the ELOC Purchase Agreement if it would result in White Lion and its affiliate beneficially owning more than 4.99% of its outstanding voting power or shares of the Common Stock at any one point in time, or the aggregate number of shares of common stock would not exceed 19.99% of the voting power of the issued and outstanding Common Stock.

Through March 31, 2026, the Company has received $836,766 in proceeds from draws on the ELOC and issued 358,000 shares of Common Stock, pursuant to the ELOC Program.

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

9 - STOCK INCENTIVE PLANS

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

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of Common Stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represented 10% of the aggregate number of shares of the Common Stock outstanding immediately after the Closing plus the number of shares of Common Stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of March 31, 2026, the Company had 3,714,269 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 1,070,603 shares of Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represented 3% of the aggregate number of shares of Common Stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase Common Stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Common Stock on either the offering date or on the purchase date. As of March 31, 2026, there have not yet been any offering periods available to purchase Common Stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediate prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of Common Stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant. The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the three months ended March 31, 2026 and 2025, the weighted average estimated fair value using the Black-Scholes option pricing model was $0.33 and $1.16 per option, respectively.

Stock Options

Stock option activity under the Plan was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	6,216,527	$2.47	5.86
Granted	7,000	0.47	5.00
Exercised	-	-	-
Forfeited / Expired	(74,266)	0.72	-
Outstanding at March 31, 2026	6,149,261	2.50	5.57
Exercisable at March 31, 2026	4,142,987	$3.38	3.72

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

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach. The range of weighted average assumptions used to calculate the fair value of the options granted during the three months ended March 31, 2026 were as follows:

March 31, 2026
Stock Price	$0.47
Expected term (years)	5.09
Volatility	88.70%
Risk-Free Rate	3.97%

Stock compensation expense related to the common stock options outstanding was $0.1 million for both of the three-month periods ended March 31, 2026 and 2025, included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Total unrecognized expense related to unvested options outstanding as of March 31, 2026, was $0.5 million, which will be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

RSU activity under the Plan was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	600,000	$1.60
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2026	600,000	$1.60

Stock compensation expense related to the RSUs for the three months ended March 31, 2026 and 2025 was $0.2 million and zero, respectively, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Total unrecognized expense related to unvested RSUs as of March 31, 2026, was $0.1 million which will be recognized over a weighted average period of 0.1 years.

10 - WARRANTS

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

The Company continues to recognize the SPAC Private Placement Warrants as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the unaudited condensed consolidated statement of operations and comprehensive income (loss) at each reporting period until they are exercised. As of December 31, 2025, the SPAC Private Placement Warrants are presented within warrant liabilities on the unaudited condensed consolidated balance sheet.

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

The Company recognized the 2025 Investor Warrants as liability-classified at fair value as of the closing date, with an offsetting entry to additional paid-in capital and adjusts the carrying value to fair value through other income (expense) on the unaudited condensed consolidated statement of operations and comprehensive loss at each reporting period until they are exercised. As of December 31, 2025, the 2025 Investor Warrants are presented within warrant liability on the unaudited condensed consolidated balance sheet.

11 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 35% of the Company’s outstanding capital stock at December 31, 2025, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $0.1 million for each of the three month periods ended March 31, 2026 and 2025, which was classified as general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s unaudited condensed consolidated balance sheets was $1,958,400 as of December 31, 2025. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,000,000, was converted into shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share. See Note 18 for further information regarding the Preferred Stock issuance.

In April 2017, Private Veea entered into a lease agreement with 83rd Street LLC to lease office space for an initial term of two years. The sole member of 83rd Street LLC is the Salmasi 2004 Trust. At March 31, 2026, the Salmasi 2004 Trust held approximately 6% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust. In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $0.1 million for each of the three month periods ended March 31, 2026 and 2025, which is classified as general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s unaudited condensed consolidated balance sheets was $2,232,000 as of December 31, 2025. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,323,600, was converted into shares of Series A Convertible Preferred stock.

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

From October 2025 through March 2026, NLabs made additional loans to the Company in the aggregate principal amount of $18,185,000 (collectively, the “NLabs Notes”) evidenced by certain promissory notes. Interest on the promissory notes accrue at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable upon the earlier of on demand and March 31, 2026. On March 30, 2026, $16,876,400 of the outstanding NLabs Notes, together with accrued interest of $406,056.94, were converted into 168,764 shares of the Company’s newly designated Series A Preferred Stock. In connection with the conversion transaction, the remaining outstanding NLabs Note were amended to adjust the face amount of each such note to give effect to an additional discount of 13.04% and (ii) provide for the issuance of warrants to purchase 33,551,486 shares of Common Stock at an exercise price of $0.503 per share.

Further, on March 30, 2026, the Company entered into separate conversion agreements with each of NLabs and 83rd Street pursuant to which $2,000,000 of the accrued rent owed to it in respect of the 164 East 83rd Street office lease into 20,000 shares of Series A Preferred and 83rd Street agreed to convert $2,323,600 of the accrued rent owed to it in respect of the 166 East 83rd Street office lease into 23,236 shares of Series A Under the terms of the conversion agreements, NLabs and 83rd Street are each entitled to certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

12 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of December 31, 2025, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

Leases

The Company leases office space in the U.S., including office space from related parties as disclosed in Note 11. Under the terms of the various lease agreements, the Company may bear certain costs such as maintenance, insurance and taxes. Lease agreements may provide for increasing rental payments at fixed intervals. The Company’s CEO has guaranteed the obligations under the office space leased in New Jersey. The Company also leases offices in the United Kingdom, France, and Mexico under short-term arrangements of twelve months or less.

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

Other Commitments

In connection with the Business Combination, the Company agreed to pay certain legal expenses contingent upon the Closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of both March 31, 2026 and December 31, 2025, the amount of the deferred fees totaled approximately $2.3 million, recorded in deferred payables, current in the unaudited condensed consolidated balance sheet.

13 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents fair value information as of March 31, 2026 and December 31, 2025 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. During the three months ended March 31, 2026 and 2025, there were no transfers amongst level 1, 2, and 3.

March 31, 2026	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$497,958	-	$497,958	$-
2025 Investor Warrant liability	2,653,600	-	-	2,653,600
Convertible note option liability	-	-	-	-
Earn-out share liability	1,985,000	-	-	1,985,000
Total	$5,136,558	-	$497,958	$4,638,600

December 31, 2025	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$419,446	-	$419,446	$
2025 Investor Warrant liability	3,191,215	-	-		3,191,215
Convertible note option liability	-	-	-		-
Earn-out share liability	2,543,600	-	-		2,543,600
Total	$6,154,261	-	$419,446		$5,734,815

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

The 2025 Investor Warrant liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at August 14, 2025 initial value, and at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock Price	$0.53	$0.64
Expected term (years)	4.4	4.6
Volatility	88.7%	81.9%
Risk-Free Rate	3.89%	3.70%

The following table presents the changes in fair value of the 2025 Investor Warrant liability for the three months ended March 31, 2026:

Balance, beginning of period, December 31, 2025	$3,191,215
Change in fair value	(537,615)
Balance, end of period, March 31, 2026	$2,653,600

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

	March 31,	December 31,
	2025	2025
Stock Price	$0.53	$0.64
Expected term (years)	8.50	8.80
Volatility	83.73%	81.67%
Risk-Free Rate	4.21%	4.08%

The following table presents the changes in fair value of the Earn-Out Share Liability for the three months ended March 31, 2026:

Balance, beginning of period, December 31, 2025	$2,543,600
Change in fair value	(558,600)
Balance, end of period, March 31, 2026	$1,985,000

14 - EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025, are as follows:

	Three Months Ended March 31,
	2026	2025
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$(4,673,046)	$4,299,052
Denominator:
Weighted-average common shares outstanding	50,467,421	36,369,224
Net income (loss) per share – basic:	$(0.09)	$0.12
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	(4,673,046)	4,299,052
Denominator:
Weighted-average common stock outstanding	50,467,421	36,369,224
Stock options, warrants, Earn-Out Liability, and convertible notes outstanding to purchase shares of common stock	-	214,441
Total common and common equivalent shares outstanding	50,467,421	36,583,665
Net income (loss) per share – diluted:	$(0.09)	$0.12

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended March 31,
	2026	2025
Stock options outstanding to purchase shares of common stock and RSUs	6,749,261	4,145,706
Public Warrants	6,384,326	6,384,326
SPAC Private Placement Warrants	5,256,218	5,256,218
Private Veea Warrants	159,307	159,307
2025 Investor Warrants	9,189,096	-
Convertible Notes	1,280,503	-
White Lion Warrants	836,084	-
NLabs Warrants	745,589	-

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Earn-Out Liability	4,500,000	4,500,000

15 - EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the three months ended March 31, 2026 and 2025, totaled approximately $36,178 and $109,714, respectively. A total of approximately $309,991 and $270,781 is reflected in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively, for matching contributions accrued but not yet paid.

16 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2026, the date of these unaudited condensed consolidated financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the unaudited condensed consolidated financial statements. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except those already described in the notes to the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Veea Inc. (the “Company” or “Veea”) should be read together with our audited consolidated financial statements and unaudited consolidated condensed financial statements. In addition to our historical consolidated financial information, this discussion includes forward-looking information regarding our business, results of operations and cash flows, and contractual obligations and arrangements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Veea,” “we”, “us”, “our”, and the “Company” are intended to refer to the business and operations of Veea Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions, whether or not identified in this Quarterly Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about the ability of the Company to:

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

Forward-looking statements are provided for illustrative purposes only and are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the factors discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report and as disclosed on the 2025 10-K, could affect the future results of the Company, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report.

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

Company Overview

We are dedicated to simplifying the journey towards creating a world in which virtually everyone and everything is intelligently connected, while bringing applications and AI to the edge of the network. Most service providers, equipment suppliers, system integrators and even hyperscalers have adopted or advocated for similar solutions to various degrees either independently or in collaboration with the Company. However, to our knowledge, we are onf of the first to market with patented technologies that a) bring virtualized data center capabilities to the far edge of the network, commonly referred to as the Device Edge, where all wired and wireless devices connect to the network, b) spawns hyperconvergence of computing, multiaccess communications and storage, c) provides for Cloud-managed applications at the Edge, d) enables machine learning with AI training, inferencing, and agentic AI at the Edge including AI-driven cybersecurity for heterogenous networks. Such networks are given rise through any combination of our developed devices and third-party devices, with CPUs, GPUs, TPUs, DPUs and/or NPUs, that run the VeeaONE platform software stack.

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

VeeaHub products, about the size of a typical Wi-Fi Access Point (AP), are offered in variety of forms with different capabilities for indoor and outdoor coverage and are both locally- and cloud-managed. VeeaONE platform architecture and business model, VeeaHub and third-party devices on VeeaONE platform with Hybrid Edge-Cloud Computing and AI-enabled applications and services resemble the Android OS platform architecture and business model for Android devices.

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

Recent Developments

Transfer of Listing Application

In response to the Nasdaq deficiency notices received by the Company on September 29, 2025, on March 27, 2026, the Company submitted an application to transfer the listing of its common stock and publicly trade warrants (collectively, the “Listed Securities”) from The Nasdaq Global Market to The Nasdaq Capital Market. In connection with the submission to transfer the Company’s listing, the Company requested a second period of 180 calendar days, or until September 30, 2026, to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Lising Rule 5550(a)(2) (“Minimum Bid Price Requirement”) for continued listing.

On April 7, 2026, Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) approved the Company’s request to transfer the listing of the Company’s publicly traded securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. The transfer took effect at the opening of business on April 9, 2026 and did not have any immediate effect on trading in the Listed Securities. The Listed Securities continue to trade uninterruptedly under the symbol “VEEA” and “VEEAW”, respectively. The Nasdaq Capital Market operates in substantially the same manner as The Nasdaq Global Market, and companies on The Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing.

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

Executive Management Changes

On April 13, 2026, the Company entered into a transition agreement with Janice K. Smith, the Executive Vice President and Chief Operating Officer (the “Smith Transition Agreement”). Pursuant to the Smith Transition Agreement, effective as of April 30, 2026, Ms. Smith resigned from her current roles as the Executive Vice President and Chief Operating Officer of the Company and has served as Senior Operations Advisor for a period commencing on April 30, 2026 and ending on December 31, 2026. Ms. Smith is entitled certain equity awards and cash bonus.

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

For the three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table sets forth Veea’s unaudited condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025, respectively. Veea has prepared the three month data on a consistent basis with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, included in the 2025 10-K. In the opinion of Veea’s management, the unaudited three month financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	Three months ended March 31,
	2026	2025	Variance $	Variance %
Sales, net	$180,417	$14,262	$166,155	1165%
Cost of goods sold	22,667	12,330	10,338	84%
Gross profit	157,750	1,932

Operating Expenses:
Product development	148,600	215,575	(66,975)	-31%
Sales and marketing	42,115	349,251	(307,137)	-88%
General and administrative, net	4,792,284	5,109,473	(317,189)	-6%
Transaction costs	-	35,000	(35,000)	-100%
Depreciation and amortization	204,992	60,116	144,876	241%
Total operating expenses	5,187,991	5,769,415
Loss from operations	(5,030,241)	(5,767,483)

Other income (expense):
Other income, net	240,345	772	239,573	31033%
Change in fair value of convertible note option liability	-	59,000	(59,000)	-100%
Change in fair value of warrant liabilities	459,103	420,497	38,606	9%
Change in fair value of Earn-out Share Liability	558,600	10,530,000	(9,971,400)	-95%
Other expense	(90,177)	2,750	(92,927)	-3379%
Interest expense	(810,676)	(946,484)	135,808	-14%
Total other income (expense)	357,195	10,066,534

Net income (loss)	$(4,673,046)	$4,299,052	$(8,972,098)	-209%

Revenue, net

The Company generated revenue of approximately $0.2 million and approximately $14,000 for the three months ended March 31, 2026 and 2025, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices.

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

Cost of Goods Sold

Cost of goods sold remained materially consistent for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Given the lack of material revenues, management would not expect a significant fluctuation in cost of goods sold.

Product Development Expense

Product development expense decreased approximately $0.1 million from approximately $0.2 million for the three months ended March 31, 2025 to approximately $0.1 million for the three months ended March 31, 2026. The decrease in product development expenses was due to decreased internal development costs during the period.

Sales and Marketing Expense

Sales and marketing expense decreased approximately $0.3 million from approximately $0.3 million for the three months ended March 31, 2025 to approximately $42 thousand for the three months ended March 31, 2026. The decrease is primarily due to a reduction in unpaid customer pilots.

General and Administrative Expense

General and administrative expense decreased approximately $0.3 million from approximately $5.1 million for the three months ended March 31, 2025 to approximately $4.8 million for the three months ended March 31, 2026. The decrease is for the quarter is primarily related to the Company’s cost reduction measures.

Transaction costs

Transaction costs were immaterial for both the three months ended March 31, 2026 and 2025.

Depreciation and Amortization

Depreciation and amortization increased approximately $0.1 million from $0.1 million for the three months ended March 31, 2025 to approximately $0.2 million for the three months ended March 31, 2026. This increase is due to additional amortization for the technology assets acquired from Crowdkeep, Inc. in May 2025.

Other income, net

Other income, net increased approximately $0.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase is primarily due to the settlement of a vendor payable, resulting in a gain on the extinguishment of the liability.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities is comprised of the fair value adjustments to the convertible note option liability, SPAC Private Placement Warrants, the Earn-Out Share Liability, and the 2025 Investors Warrants at balance sheet date. The change in the fair value of conversion note option liability for the three months ended March 31, 2026, was determined using a Black-Scholes option pricing model, which yielded no change to the liability. The change in the fair value of the SPAC Private Placement Warrants was determined based on the trading value of the public warrants and the Black-Scholes option pricing model, which a gain of approximately $0.5 million. The gain on the change in the fair value of the Earn-Out Share Liability of approximately $0.6 million for the three months ended March 31, 2026 was determined using a Monte Carlo simulation of 100,000 simulations. A significant driver of the changes in fair value was due to the decline in the Company’s stock price.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the three months ended March 31, 2026 and 2025.

Interest expense

Interest expense decreased approximately $0.1 million from approximately $0.9 million for the three months ended March 31, 2025 to approximately $0.8 million for the three months ended March 31, 2026. This decrease is due to the extinguishment of the Company’s line of credit in January of 2026 with the borrowing of related party convertible notes under more favorable terms.

Liquidity and Capital Resources

During the three months ended March 31, 2026 the Company incurred a net loss of approximately $4.6 million and had an accumulated deficit of $229.2 million as of March 31, 2026. Since its inception, it has incurred significant operating losses and negative cash flows. As of March 31, 2026, it had cash of approximately $1.6 million and outstanding debt of $13.3 million, of which $0.8 million was outstanding under those unsecured convertible promissory notes issued by the Company and Private Veea to certain unaffiliated accredited investors pursuant to certain note purchase agreements entered into with such investors simultaneously with the Closing of the Business Combination for the sale of such notes (the “September 2024 Notes”), $1.0 million was outstanding under the Crowdkeep Convertible Notes, $4.0 million was outstanding under a related party note payable, $1.9 million was outstanding under a notes payable with an inventory vendor, $5.0 million was outstanding under the PPL Loan, and $0.6 million was outstanding under the White Lion Convertible Note.

The Company plans to fund its operations and capital funding needs for the next 12 months with revenue generated from operations, including anticipated revenue generated under the Framework Agreement for the Licenses, Equipment and Services (the “Supply Agreement”) that the Company entered into with RadioMovil Dipsa, S.A. De C.V. (“Telcel”), a Mexican wireless telecommunications company owned by América Móvil, effective August 7, 2025, and using proceeds from its existing financing arrangements under the ELOC Purchase Agreement, its new secured term loan facility pursuant to a Loan Agreement that Private Veea entered into with Pasadena Private Lending, Inc. on February 17, 2026, and White Lion Note Purchase Agreement. Further, the Company could pursue other equity and debt financing from new or existing investors, including related parties, which may continue to include the Company’s CEO and his affiliates.

 Our principal sources of liquidity are proceeds from the issuance of notes, convertible notes, related party notes, and the issuance of common stock. The primary use of capital continues to be to invest for the long-term growth of the business. We regularly evaluate our cash and capital structure, including the size, pace, and form of capital return to stockholders.

The following table presents cash flows for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(5,191,022)	$(3,698,741)
Net cash used in investing activities	(269,520)	(131,973)
Net cash provided by financing activities	6,924,250	2,389,437

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	Three months ended March 31,
	2026	2025
ADJUSTED EBITDA
Net income (loss)	$(4,673,046)	$4,299,052
Adjustments:
Interest expense	810,676	946,484
Depreciation and amortization	204,992	60,116
EBITDA	(3,657,378)	5,305,651
Other income, net	(240,345)	-
Other expense	90,177	-
Change in fair value of conversion note liability	-	(59,000)
Change in fair value of warrant liabilities	(459,103)	(420,497)
Change in fair value of earn out share liability	(558,600)	(10,530,000)
Transaction costs	-	35,000
Share-based compensation	294,935	50,000
ADJUSTED EBITDA	(4,530,314)	$(5,618,846)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company and accordingly we are not required to provide information required by this Item. Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report on the 2025 10-K. There have been no material changes to the disclosures relating to this item from those set forth in our 2025 10-K.

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
Allen Salmasi
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 14, 2026

By:	/s/ Randal V. Stephenson
Randal V. Stephenson
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: May 14, 2026