Form 10-Q
period 2026-06-30
VEEA INC.
filed 2026-08-12
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 10, 2026, there were 62,214,156 shares of the registrant’s common stock issued and outstanding.

VEEA INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$886,966	$133,860
Receivables, net	370,419	139,833
Inventory, net	9,561,925	9,653,912
Prepaid and other current assets	5,562,524	5,638,399
Total current assets	16,381,834	15,566,004

Property and equipment, net	77,793	91,809
Goodwill	5,089,653	5,101,625
Intangible assets, net	7,139,647	7,426,864
Investments	253,984	-
Restricted cash	1,055,000	-
Other assets	84,255	34,323
TOTAL ASSETS	$30,082,166	$28,220,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Revolving line of credit	$-	$14,000,000
Accounts payable	2,272,313	4,053,523
Accrued expenses	1,979,380	1,531,498
Related party liabilities	133,200	4,215,980
Deferred payables, current	2,257,457	2,257,457
Notes payable, current	1,936,415	1,762,415
Convertible notes payable, net - current	1,750,888	1,662,371
Related party note payable	-	2,335,000
Other current liabilities	81,040	-
Total current liabilities	10,410,693	31,818,244

Warrant liability	1,226,413	3,610,661
Earn-out share liability	643,200	2,543,600
Notes payable, noncurrent	9,751,007	-
TOTAL LIABILITIES	22,031,313	37,972,505

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 253,329 and zero issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	25	-
Common Stock, $0.0001 par value, 551,000,000 shares authorized; 57,086,762 and 50,467,421 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5,709	5,047
Additional paid-in capital	242,716,016	215,985,403
Accumulated deficit	(233,189,512)	(224,490,556)
Accumulated other comprehensive loss	(1,481,385)	(1,251,774)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,050,853	(9,751,880)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,082,166	$28,220,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSESD CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Sales, net	$176,221	$72,927	$356,638	$87,168
Cost of goods sold	38,838	4,587	61,505	5,150
Gross profit	137,383	68,340	295,133	82,018

Operating Expenses:
Product development	94,220	53,417	242,820	171,068
Sales and marketing	147,954	40,515	190,069	389,766
General and administrative	6,759,222	4,750,744	11,551,506	9,987,637
Transaction costs	73,024	-	73,024	-
Depreciation and amortization	207,823	144,607	412,815	204,663
Total operating expenses	7,282,243	4,989,283	12,470,234	10,753,134
Loss from operations	(7,144,859)	(4,920,943)	(12,175,100)	(10,671,116)

Other income (expense):
Other income	537,445	461	777,790	1,233
Change in fair value of convertible note option liability	-	730	-	59,730
Change in fair value of warrant liabilities	1,925,145	(315,373)	2,384,248	105,124
Change in fair value of Earn-out Share Liability	1,341,800	(1,730,000)	1,900,400	8,800,000
Other expense	(75,117)	(12,635)	(165,294)	(27,196)
Interest expense	(610,324)	(433,098)	(1,421,000)	(1,379,581)
Total other income (expense)	3,118,949	(2,489,915)	3,476,144	7,559,310

Net loss	$(4,025,910)	$(7,410,858)	$(8,698,956)	$(3,111,806)
Net loss per share:
Basic	$(0.08)	$(0.19)	$(0.17)	$(0.08)
Diluted	$(0.08)	$(0.19)	$(0.17)	$(0.08)

Weighted average number of shares:
Basic	51,994,568	38,813,663	51,235,213	37,621,401
Diluted	51,994,568	38,813,663	51,235,213	37,621,401

Other comprehensive income (loss):
Foreign currency translation adjustment	(283,586)	168,582	(229,611)	188,993

Comprehensive loss	$(4,309,496)	$(7,242,276)	$(8,928,567)	$(2,922,813)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2025	-	$-	50,467,421	$5,047	$215,985,403	$(224,490,556)	$(1,251,774)	$(9,751,880)
Issuance of White Loan Warrants	-	-	-	-	216,149	-	-	216,149
Settlement of related party note payable and related party liabilities for preferred stock	212,000	21	-	-	18,877,993	-	-	18,878,014
Stock-based compensation	-	-	-	-	294,935	-	-	294,935
Foreign currency translation gain	-	-	-	-	-	-	53,975	53,975
Net loss	-	-	-	-	-	(4,673,046)	-	(4,673,046)
Balance, March 31, 2026	212,000	21	50,467,421	5,047	235,374,477	(229,163,602)	(1,197,799)	5,018,144
Issuance of White Loan Warrants	-	-	-	-	442,582	-	-	442,582
Settlement of related party note payable and related party liabilities for preferred stock	41,329	4	-	-	4,132,906	-	-	4,132,910
Common stock issued upon vesting of RSUs	-	-	600,000	60	(60)	-	-	-
Common stock issued upon draw on the equity line of credit	-	-	285,000	29	67,636	-	-	67,665
Common stock issued as compensation for equity line of credit commitment fee	-	-	124,317	12	73,011	-	-	73,023
Settlement of convertible note agreement for shares issued	-	-	1,891,388	189	833,190	-	-	833,379
Common stock issued under Share Issuance Agreements	-	-	1,765,296	177	630,286	-	-	630,463
Common stock issued for services rendered	-	-	100,000	10	59,540	-	-	59,550
Common stock issued upon conversion of White Lion Convertible Notes	-	-	1,853,340	185	329,550	-	-	329,735
Stock-based compensation	-	-	-	-	772,898	-	-	772,898
Foreign currency translation loss	-	-	-	-	-	-	(283,586)	(283,586)
Net loss	-	-	-	-	-	(4,025,910)	-	(4,025,910)
Balance at June 30, 2026	253,329	$25	57,086,762	$5,709	$242,716,016	$(233,189,512)	$(1,481,385)	$8,050,853

Balance, December 31, 2024	-	$-	36,202,798	$3,621	$200,667,682	$(217,830,518)	$134,391	$(17,024,824)
Stock-based compensation	-	-	-	-	50,000	-	-	50,000
Common stock issued upon exercise of stock options	-	-	24,420	2	9	-	-	11
Common stock issued upon draw on the equity line of credit	-	-	240,500	24	604,402	-	-	604,426
Common stock issued as compensation for equity line of credit commitment fee	-	-	27,498	3	24,997	-	-	25,000
Settlement of convertible note agreement for shares issued	-	-	46,666	5	349,995	-	-	350,000
Foreign currency translation gain	-	-	-	-	-	-	20,411	20,411
Net income	-	-	-	-	-	4,299,052	-	4,299,052
Balance, March 31, 2025	-	-	36,541,882	3,655	201,697,086	(213,531,466)	154,802	(11,675,924)
Stock-based compensation	-	-	-	-	389,913	-	-	389,913
Common stock issued upon exercise of stock options	-	-	(6,143)	(1)	1	-	-	-
Common stock issued upon vesting of RSUs	-	-	60,850	6	(6)	-	-	-
Common stock issued upon draw on ELOC	-	-	117,500	13	232,328	-	-	232,341
Common stock issued as consideration for Crowdkeep	-	-	4,065,689	407	6,829,951	-	-	6,830,358
Settlement of convertible note agreement for shares issued	-	-	46,667	5	349,995	-	-	350,000
Common stock issued for services	-	-	100,000	10	182,990	-	-	183,000
Foreign currency translation gain	-	-	-	-	-	-	168,582	168,582
Net loss	-	-	-	-	-	(7,410,858)	-	(7,410,858)
Balance, June 30, 2025	-	$-	40,926,445	$4,094	$209,682,257	$(220,942,324)	$323,384	$(10,932,589)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(8,698,956)	$(3,111,806)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	412,815	204,663
Amortization of debt issuance costs	402,703	851,116
Change in fair value of convertible note option liability	-	(59,730)
Change in fair value of warrant liabilities	(2,384,248)	(105,124)
Change in fair value of Earn-out Share Liability	(1,900,400)	(8,800,000)
Stock based compensation	1,067,833	439,913
Share based vendor payments as compensation for services	-	208,000
Unrealized foreign currency transaction (gain) loss	(199,207)	(150,216)
Share based vendor payments as compensation for services	132,573	-
Noncash expense related to Share Issuance Agreements	630,463	-
Amortization of operating lease right of use assets	-	117,365
Changes in operating assets and liabilities:
Receivables	(230,586)	36,785
Inventories	103,234	(572,256)
Prepaid and other current assets	75,875	123,913
Other assets	(49,932)	53,534
Accounts payable	(1,781,210)	3,262,831
Accrued expenses and deferred payables	1,215,402	(12,042)
Other current liabilities	81,040	569,488
Operating lease payments	-	(121,579)
Net cash used in operating activities	(11,122,601)	(7,065,145)
Cash flows from investing activities
Purchase of intangible assets and trademarks	(83,459)	(158,464)
Purchase of property and equipment	(28,577)	(1,079)
Purchase of investments	(253,984)	-
Net cash used in investing activities	(366,020)	(159,543)
Cash flows from financing activities
Proceeds from revolving line of credit	-	1,300,000
Repayment of revolving line of credit	(14,000,000)	-
Proceeds from related party notes	15,850,000	2,626,000
Proceeds from issuance of convertible notes	1,475,000	1,000,000
Proceeds from the issuance of shares under equity line of credit facility	67,665	836,766
Proceeds from exercise of stock options	-	11
Proceeds from note payable	9,905,007	-
Net cash provided by financing activities	13,297,672	5,762,777

Effect of exchange rate changes on cash	(945)	14,286

Net increase (decrease) in cash	1,808,106	(1,447,625)
Cash and restricted cash at beginning of period	133,860	1,685,633
Cash and restricted cash at end of period	$1,941,966	$238,008

Non-cash activities
Crowdkeep asset acquisition	$-	$6,957,456
Settlement of convertible notes for shares issued	$833,379	$700,000
Settlement of related party note payable and related party liabilities for preferred stock	$23,010,921	$-
Conversion of White Lion convertible notes into common stock	$329,735	$-

As reported within the consolidated balance sheets:
Cash	886,966	238,008
Restricted cash	1,055,000	-
Total cash and restricted cash	$1,941,966	$238,008

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

VeeaONE — a Differentiated Transformative Platform

VeeaWare is the full-stack edge-to-cloud software platform of VeeaONE networks. Its middleware is made portable to run on a variety of devices such as X86- and Arm-based Linux servers, with or without accelerated compute (e.g., GPUs, NPUs, TPUs and DPUs), the NVIDIA Jetson family of devices and a variety of third-party routers, gateways and hubs. It also extends its Wi-Fi mesh across a number of third-party Wi-Fi access points (“APs”). Moreover, VeeaCloud delivers functionality similar to the backend cloud platforms of iOS and Android, but serves multi-user environments at the edge with devices, cameras, sensors and machines (e.g., robots, drones, trucks and tractors) over hyperconverged Edge AI-capable private network(s) at one or many locations. This capability delivers VeeaCloud-managed heterogeneous private networks, with any combination of hundreds of VeeaWare-compatible third-party devices with or without VeeaHub products, with orchestration that can scale to thousands of connected systems of intelligence.

Veea was formed based on management’s strong belief that true intelligence applicable to the edge use cases emerges from networks with real-world data and compute, and not the other way around. Everything in nature, including the formation of human societies, demonstrates that intelligence does not reside in a single node. It emerges when distributed “agents” (i.e., humans, elephants, zebras, ants, bees, mycelium, bacteria and viruses) exchange information, adapt, and coordinate toward shared outcomes. It is now becoming amply clear that advanced intelligence, accelerated by “manufactured” frontier AI models, is rapidly becoming abundant and widely available on an open-source basis, especially as they apply to the edge use cases supported by the Company. This has been evidenced recently by models such as (i) the open-source model released by NVIDIA, Nemotron 3 Ultra, a 550-billion-parameter open-weight frontier model optimized for advanced planning, code execution, and long-running AI agents providing for expert models and delivering high-speed inference, with up to a one million token context window, and (ii) the Kimi K3 open-source AI model, which matches the benchmark scores of Anthropic’s most advanced frontier model.

For AI models, especially for Physical AI at the edge, context is everything. With cameras, sensors and networked computing at the edge, VeeaONE can continuously deliver the ever-changing context for most use cases, which provides for fine-tuning of the models. Veea management believes that its leading end-to-end edge platform will facilitate the transition of AI creation from specialized teams to ordinary individuals and businesses with just simple prompts and Agentic AI. VeeaONE network capabilities support the migration of frontier-level capabilities from AI factories onto edge devices (e.g., gateways, hubs, servers, etc.), vehicles, robots, and others with Agentic AI Mixture of Experts (MoEs) at the edge. This will enable Edge AI models to become personalized for individuals and businesses with recursive self-improvement, ultimately, offering recommendations and predictions that can influence, or effectively make, economic, corporate, medical, and personal decisions. As an example of this type of Agentic AI adaptation at the edge, Mercedes-Benz has incorporated a Liquid AI agentic model that is only 600 MB in size and that, without relying on cloud services at all times, highly personalizes the car’s environment for its driver and passengers with recursive self-improvement.

With VeeaONE, instead of managing networks, organizations manage intelligent business processes and locations. Instead of deploying point products, VeeaONE offers a VeeaCloud-managed platform that is expandable and scalable both horizontally and vertically at one or across thousands of sites. It continuously senses, collects data and creates a data flywheel, as a self-improving feedback loop for real-time fine-tuning of AI models deployed at the edge so they can adjust to new tasks and changing user needs.

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

Liquidity

During the three months ended June 30, 2026 and 2025, the Company incurred operating losses of approximately $7.1 million and $4.9 million, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred operating losses of approximately $12.2 million and $10.7 million, respectively. As of June 30, 2026, the Company had an accumulated deficit of $233.2 million. Since its inception, it has incurred significant operating losses and negative cash flows. As of June 30, 2026, it had cash and restricted cash of approximately $1.9 million and outstanding debt of $14.6 million, of $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $1.8 million was outstanding under a note payable with an inventory vendor, $10.6 million was outstanding under the PPL Loan (as defined below) (Note 6), and $1.2 million was outstanding under the White Lion Convertible Note (as defined below) (Note 6).

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

Use of Estimates

Management of the Company is required to make certain estimates, judgments, and assumptions during the preparation of its unaudited condensed consolidated financial statements in accordance with GAAP. The Company believes that these estimates, judgments and assumptions are reasonable under the circumstances. These estimates, judgments, and assumptions impact the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Changes in such estimates could affect amounts reported in future periods. On an ongoing basis, the Company evaluates its estimates and judgments including those related to: liquidity and going concern, the useful lives and recoverability of property and equipment and definite-lived intangible assets; the recoverability of goodwill and indefinite-lived intangible assets; the carrying value of accounts receivable, including the determination of the allowance for credit losses; inventory, including the determination of allowances for estimated excess or obsolescence; the fair value of warrants; the fair value of acquisition-related contingent consideration arrangements; the fair value of the ELOC (Note 8); unrecognized tax benefits; valuation allowances recorded against deferred tax assets; legal contingencies; and the valuation of stock-based compensation, among others.

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

The Company operates as a single operating segment. The CODM assesses the performance of and decides how to allocate resources for the one segment based on consolidated net loss. Further, EBITDA (earnings before interest taxes, depreciation and amortization), which is not presented on the face of the Company’s unaudited condensed consolidated statements of operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses net loss and adjusted EBITDA, to decide the level of investment in various operating activities and other capital allocation activities. Accordingly, the Company has determined that it has a single reportable segment and operating segment. The majority of the Company’s assets as of June 30, 2026 and December 31, 2025, were attributable to its U.S. operations. The Company’s long-lived assets are based on the physical location of the assets. For the three and six months ended June 30, 2026 and 2025, substantially all of the Company’s revenue was attributable to its U.S. operations and not materially concentrated among customers. The measure of segment assets is reported on the Company’s unaudited condensed consolidated balance sheets as Total Assets.

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

4 - BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
Inventory	$7,717,602	$7,809,589
Inventory allowance	(904,653)	(904,653)
Consigned parts	2,748,976	2,748,976
Total	$9,561,925	$9,653,912

Prepaid and other current assets

Prepaid and other current assets consists of the following:

	June 30,	December 31,
	2026	2025
Prepaid expenses	$176,091	$300,063
Inventory purchase deposit	5,000,000	5,000,000
Production deposit	336,643	336,643
Other current assets	49,790	1,693
Total	$5,562,524	$5,638,399

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

Property and Equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$712,170	$712,153
Computer equipment	364,629	336,385
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,467,541	1,439,280
Less - Accumulated depreciation	(1,389,748)	(1,347,471)
Total property and equipment net	$77,793	$91,809

Depreciation expense for the three months ended June 30, 2026 and 2025, totaled approximately $21,194 and $36,335, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025, totaled approximately $42,139 and $77,391, respectively.

5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the six months ended June 30, 2026:

Balance at December 31, 2025	$5,101,625
Foreign exchange transactions	(11,972)
Balance at June 30, 2026	$5,089,653

The following is a summary of activity in goodwill for the year ended December 31, 2025:

Balance at December 31, 2024	$4,779,625
Foreign exchange transactions	322,000
Balance at December 31, 2025	$5,101,625

Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2026
	Amortization Period	Costs as of January 1, 2026	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,790,596	$83,459	$-	$7,874,055	$(6,886,508)	$-	$987,547
Proprietary technology	10 years	6,904,306	-	-	6,904,306	(752,206)	-	6,152,100
Intangible assets, net		$14,694,902	$83,459	$-	$14,778,361	$(7,638,714)	$-	$7,139,647

	As of December 31, 2025
	Amortization Period	Costs as of January 1, 2025	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,551,468	$239,128	$-	$7,790,596	$(6,844,695)	$-	$945,901
Proprietary technology	10 years	-	6,904,306	-	6,904,306	(423,343)	-	6,480,963
Intangible assets, net		$7,551,468	$7,143,434	$-	$14,694,902	$(7,268,038)	$-	$7,426,864

Intangible assets primarily consist of proprietary technology, patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years and the proprietary technology acquired from Crowdkeep Inc. has an estimated remaining useful life of 10 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the three and six months ended June 30, 2026 and 2025, there were no events that necessitated additional impairment of intangible assets.

Intangible asset amortization expense for the three months ended June 30, 2026 and 2025, totaled $186,767 and $108,272, respectively. Intangible asset amortization expense for the six months ended June 30, 2026 and 2025, totaled $370,676 and $127,272, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of June 30, 2026
2026 – Remaining	$389,491
2027	778,983
2028	778,983
2029	778,983
2030	778,983
Thereafter	3,634,225
$7,139,647

6 - DEBT

Total outstanding third-party debt of the Company is comprised of the following, including convertible notes:

June 30, 2026	Principal	Debt Discount	Total
Convertible notes payable, net	$2,156,668	$(405,780)	$1,750,888
Notes payable, current	1,936,415	-	1,936,415
Notes payable, noncurrent	10,376,000	(624,993)	9,751,007
Total	$14,469,083	$(1,030,773)	$13,438,310

December 31, 2025	Principal	Debt Discount	Total
Revolving Loan Facility	$14,000,000	$-	$14,000,000
Convertible notes payable, net	1,750,000	(87,629)	1,662,371
Notes payable	1,762,415	-	1,762,415
Total	$17,512,415	$(87,629)	$17,424,786

Revolving Loan Facility

In June 2021, Private Veea entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”) with First Republic Bank, which was subsequently acquired by JPMorgan Chase, (“JPM”) providing up to $14.0 million of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. Private Veea was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, Private Veea issued common stock warrants (the “Related Party Common Stock Warrants”) to NLabs, a principal shareholder of the Company and affiliate of Allen Salmasi (“NLabs”), in consideration for the CEO’s guaranteeing the advances. See Note 11 for further information. Following the acquisition of First Republic, the Loan was transferred to JPM. As of December 31, 2025, the outstanding principal amount of the Loan was $14.0 million. On January 5, 2026, the Company repaid the principal and interest and terminated the 2021 Revolving Loan Agreement. On January 5, 2026, the Company repaid the Loan in full by making a cash payment to JPM of $14,076,218, representing the total outstanding principal and interest due as of such date. The Loan was repaid with the proceeds of a loan from NLabs during the six months ended June 30, 2026. See Note 11 for further information regarding the NLabs loan.

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

The Company and VeeaSystems are co-borrowers under each September 2024 Note (together, the “Borrowers”) and are jointly responsible for the obligations to each Investor thereunder. Each September 2024 Note has a maturity date of 18 months after the Financing Closing but is prepayable in whole or in part by the Borrowers at any time without penalty. The outstanding obligations under each September 2024 Note accrues interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest is only payable upon the maturity of the September 2024 Note as long as there is no event of default thereunder. Each September 2024 Note is unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes do not include any operational or financial covenants for the Borrowers. Each September 2024 Note includes customary events of default including, without limitation, failure to pay amounts due on the maturity date, failure to otherwise comply with the Borrowers’ covenants or for Borrower insolvency events, in each case, with customary cure periods. Upon an event of default, the Investor may accelerate all obligations under its September 2024 Note and the Borrowers will be required to pay for the Investor’s reasonable out-of-pocket collection costs.

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

The Conversion Shares were initially subject to a lock-up for a period of 6 months after the Financing Closing. The Transferred Shares were not subject to any lock-up restrictions, but for a period of 6 months after the Closing they were separately designated by the Transfer Agent and kept as book entry shares on the Transfer Agent’s records and were not be eligible to be held by DTC without the Investor first notifying the Company of its intent to transfer any such Transferred Shares to a brokerage account and/or to be held by DTC or another nominee (a “Brokerage Transfer”). If the Investor provided such notice or otherwise has any Transferred Shares subject to a Brokerage Transfer within 6 months after the Closing, a portion of the outstanding obligations under such Investor’s Note would automatically convert into a number of Conversion Shares equal to the number of Transferred Shares subject to such Brokerage Transfer, and the lock-up period for such Conversion Shares would be extended for an additional 6 months to 12 months after the Financing Closing. As of both June 30, 2026 and December 31, 2025, $700,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, had automatically converted upon the occurrence of a Brokerage Transfer. The September 2024 Notes matured on March 13, 2026.

On June 8, 2026, Veea Inc., a Delaware corporation (the “Company”), entered into Note Conversion Agreements (each a “Note Conversion Agreement” and collectively, the “Note Conversion Agreements”) with two existing investors (each a “Note Conversion Investor” and collectively, the “Note Conversion Investors”), pursuant to which the Note Conversion Investors agreed, with respect to an unsecured convertible note issued to each of them on September 13, 2024 (each a “Note” and collectively, the “Notes”), which Notes both matured on March 13, 2026, to the automatic conversion of the principal and accrued interest under the Notes into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a per share price equal to the closing bid price of the Common Stock on the Nasdaq Capital Market on June 5, 2026 ($0.4401) (the “Per Share Price”) as soon as practicable thereafter but no later than one business day following the execution of the Note Conversion Agreements. On June 8, 2026, Notes having an aggregate of $750,000 in principal and accrued interest were converted into 1,891,388 shares of Common Stock (the “Conversion Shares”).

Under the terms of the Note Conversion Agreements, the Note Conversion Investors have been granted certain registration rights with respect to the Conversion Shares, pursuant to which the Company has agreed to use its commercially reasonable efforts to (i) file a resale registration statement with the Securities and Exchange Commission (“SEC”) on or before September 4, 2026, (ii) have the registration statement declared effective, as soon as practicable thereafter, and (iii) cause the registration statement to remain effective with respect to the Conversion Shares until the earliest of (A) two years from the date of issuance of the Conversion Shares, (B) the date on which the Note Conversion Investors cease to hold any of the Conversion Shares covered by such registration statement, or (C) the first date on which the Note Conversion Investors can sell all of their Conversion Shares (or shares received in exchange therefor) under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) without limitation as to the manner of sale or the amount of such securities that may be sold.

The Note Conversion Agreements also contain customary representations and warranties of the Company and the Note Conversion Investors, covenants and indemnification agreements, all as are normally included in this type of agreement.

On June 8, 2026, the Company, entered into Share Issuance Agreements (each a “Share Issuance Agreement” and collectively, the “Share Issuance Agreements”) with four existing investors (each a “Share Issuance Investor” and collectively, the “Share Issuance Investors”), pursuant to which the Share Issuance Investors agreed that in consideration for their releasing the Company from any liability or damages in connection with the late delivery of shares of Common Stock upon the prior automatic conversion of their Notes, as a result of a “Broker Transfer” (as such term is defined in the Note Purchase Agreement, dated September 10, 2024, between the Company, the Share Issuance Investors and certain other investors), to accept the issuance of shares of Common Stock equal to a number of shares of Common Stock determined by dividing the Calculation Amount by the Per Share Price, with the “Calculation Amount,” with respect to each Share Issuance Investor, being an amount equal to the sum of (i) the original principal amount of the Note, and (ii) interest on the original principal amount of the Note through the date of issuance of the shares of Common Stock, pursuant to the applicable Share Issuance Agreement (the “Share Issuance Shares”), calculated assuming that no automatic conversion of the Note had previously occurred. On June 8, 2026, the Company issued to the Share Issuance Investors an aggregate of 1,765,296 Share Issuance Shares.

The Share Issuance Agreements contain the same registration rights, with respect to the Share Issuance Shares as provided in the Note Conversion Agreements with respect to the Note Conversion Shares. The Company and the Share Issuance Investors also provided mutual general releases in their respective Share Issuance Agreements.

Convertible Notes Payable Issued in connection with Crowdkeep Acquisition

On April 17, 2025, and May 13, 2025, the Company and the majority stockholder of the Seller (“Crowdkeep Investor”), entered into two Note Purchase Agreements (the “Crowdkeep Note Purchase Agreements”). Pursuant to the Crowdkeep Note Purchase Agreements, the Crowdkeep Investor loaned to the Company an aggregate of $1,000,000 in two tranches (the “Crowdkeep Loans”), of which $500,000 was provided on April 17, 2025 and $500,000 was provided on May 13, 2025. In connection with the entry into the Crowdkeep Note Purchase Agreements the Company issued to the Crowdkeep Investor unsecured convertible promissory notes (the “Crowdkeep Convertible Notes”). The Crowdkeep Convertible Notes have an aggregate principal amount of $1,000,000, and the interest under the Crowdkeep Convertible Notes accrues at an annual rate of 8%. The Crowdkeep Convertible Notes matured on April 17, 2026, and May 13, 2026, respectively. The Company and the note holders are in active discussions to, among other items, extend the maturity date.

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

The proceeds received in connection with the Initial Issuance were allocated between the convertible notes and the White Lion Warrants based on their relative fair values. The fair value of the White Lion Warrant was estimated at the debt issuance date using the Black Scholes option pricing model. The White Lion Warrants were classified in Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at January 14, 2026:

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

The proceeds received in connection with the Initial Issuance were allocated between the convertible notes and the White Lion Warrants based on their relative fair values. The fair value of the White Lion Warrant was estimated at the debt issuance date using the Black Scholes option pricing model. The White Lion Warrants were classified in Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at April 16, 2026:

Stock Price	$0.68
Expected term (years)	5.00
Volatility	88.7%
Risk-Free Rate	3.91%

On May 18, 2026, the Company and White Lion consummated the third closing pursuant to the Note Purchase Agreement (the “White Lion Private Placement Third Closing”). In connection with the White Lion Private Placement Third Closing, the Company issued, and White Lion purchased, an additional White Lion Note with a face amount of $555,556 (the “Third White Lion Note”) and an additional White Lion Warrant to purchase up to 888,509 shares of common stock, which equals the product of $500,000 divided by $0.563, the closing price of the common stock on May 15, 2026 (the “Third White Lion Warrant”). The Third White Lion Note and the Third White Lion Warrant contain provisions similar to those in the First White Lion Note and First White Lion Warrant, respectively, except for the number of shares available for exercise and the exercise price under the Third White Lion Warrant. At the White Lion Private Placement Third Closing, the Company received cash proceeds of $500,000, net of original issuance discount and certain transaction expenses.

The proceeds received in connection with the Initial Issuance were allocated between the convertible notes and the White Lion Warrants based on their relative fair values. The fair value of the White Lion Warrant was estimated at the debt issuance date using the Black Scholes option pricing model. The White Lion Warrants were classified in Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at May 18, 2026:

Stock Price	$0.60
Expected term (years)	5.00
Volatility	88.7%
Risk-Free Rate	4.27%

Term Loan Facility

On February 17, 2026, VeeaSystems, entered into a Loan Agreement with Pasadena Private Lending, Inc. providing for a secured term loan facility of up to $10.6 million, of which approximately $5.0 million (the “Initial Loan Amount”) was funded at closing (the “PPL Loan”). The Initial Loan Amount matures in February 2031 and bears interest at a variable rate equal to the prime rate (subject to a floor of 5.75%) plus 4.50% per annum. Interest is payable monthly in arrears and principal is payable in monthly installments of $58,000 commencing March 17, 2027, with any remaining outstanding principal and interest due at maturity. The Company may, at any time prior to February 17, 2027, request to increase the Initial Loan Amount by up to $5.0 million in separate tranches of up to $2.5 million each. The facility is guaranteed by the Company and the Company’s Chairman and Chief Executive Officer, and is secured by substantially all assets of the Company and its subsidiaries. Further, until such time as the Company achieves a Debt Service Coverage Ratio (as defined in the Loan agreement) of at least 3.0 to 1.0, tested as of the most recently completed fiscal quarter end, the Company is required to maintain a minimum aggregate balance equal to the greater of (i) $550,000 and (ii) 10% of the then outstanding aggregate principal amount of the loans, in cash, liquid securities, and marketable securities, in a reserve account. The agreement contains customary financial covenants and minimum liquidity requirements. During the three months ended June 30, 2026, the Initial Loan Amount was increased by an additional $5.5 million additional in borrowings.

$10.6 million is included in Notes payable in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026, net of the remaining unamortized debt discount of $624,993. The current portion of the outstanding Term Loan is $0.2 million as of June 30, 2026 and is included in Notes payable, current in the accompanying unaudited condensed consolidated balance sheet.

Future principal payments on the PPL Loan are as follows:

Future principal payments as of June 30, 2026
2026 – Remaining	$-
2027	522,000
2028	696,000
2029	696,000
2030	696,000
Thereafter	7,940,000
$10,550,000

7 - INVESTMENTS

Investments recorded using the cost method

During the fourth quarter of 2025, the Company determined that its cost method investments were fully impaired, resulting in an impairment loss of $235,877. As of June 30, 2026, the carrying value of these investments was zero. No impairment losses were recognized during the three and six months ended June 30, 2026 and 2025.

Investments recorded at fair value

For investments for which the Company has elected the fair value option under ASC 825, the investments are measured at fair value on a recurring basis with changes in fair value recognized in earnings.

During the three months ended June 30, 2026, the Company acquired a non-controlling equity interest in a privately held entity. The Company does not have the ability to exercise significant influence over the investee and accounts for the investment at fair value under ASC 825. The initial carrying value of approximately $0.3 million reflects management’s estimate of fair value at the acquisition date, which considers the transaction price and other available information. Subsequent changes in fair value are recognized in earnings in the period in which they occur. As of June 30, 2026, the fair value of the investment is approximately $0.3 million.

The investment will be measured based on unobservable inputs and, as such, is a level 3 asset in the fair value hierarchy. As of June 30, 2026, the fair value of the investment approximates the initial investment amount.

8 - STOCKHOLDERS’ EQUITY

On September 13, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization. In connection with the consummation of the Business Combination (i) the Company de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”) and (ii) restated its certificate of incorporation (“Restated Certificate of Incorporation”). In connection with the Domestication, each share of outstanding Class A ordinary shares was converted by operation of law into shares of Common Stock, on a one-for-one basis. Upon filing of the Restated Certificate of Incorporation, each issued and outstanding share of Class B stock outstanding immediately prior to the filing of the Restated Certificate of Incorporation was converted into shares of Common Stock on a one-for-one basis. Under the Restated Certificate of Incorporation, the Company is authorized to issue 551,000,000 shares of capital stock, consisting of (a) 550,000,000 shares of Common Stock with a par value of $0.0001 per share and (b) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2026, of the 1,000,000 shares of preferred stock available, the Company’s Board of Directors designated 254,000 shares of Series A Preferred Stock. See Note 11 for further information regarding the Preferred Stock issuance.

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

Series A Convertible Preferred Stock

On March 30, 2026, the Company filed a Certificate of Designation establishing its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and authorized the issuance of up to 212,000 shares. The Company further authorized an additional 42,000 shares on June 24, 2026. Each share of Series A Preferred Stock has a par value of $0.0001 and a stated value of $100 per share.

Conversion Rights

Each share of Series A Preferred Stock authorized on March 30, 2026 is convertible into Common Stock, at the option of the holder, in an amount equal to a price per share of $100 (as adjusted for certain stock splits) divided by $0.503. Each share of the 42,000 Series A Preferred Stock authorized on June 24, 2026 is convertible into Common Stock, at the option of the holder, in an amount equal to a price per share of $100 (as adjusted for certain stock splits) divided by $0.31.

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

Through June 30, 2026, the Company has received $904,431 in proceeds from draws on the ELOC and issued 643,000 shares of Common Stock, pursuant to the ELOC Program.

The Company agreed to issue to White Lion shares of Common Stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2025. Further, the Common Stock Purchase Agreement provided for the issuance of additional Commitment Shares to the Common Stock Purchaser if the Company failed to sell at least $1,000,000 in gross proceeds to the Common Stock Purchaser by the sixth-month anniversary of signing of the Common Stock Purchase Agreement. The Company and White Lion amended the ELOC Purchase Agreement effective of June 2, 2025 to provide for (i) an extension of the time period to December 15, 2025 and (ii) an increase in the gross proceeds sold under the ELOC Purchase Agreement to $1,250,000. On January 14, 2026, the Company and White Lion further amended the ELOC Purchase Agreement (a) to provide for an extension of the commitment period for sales of shares of common stock to White Lion from December 2, 2026 to June 30, 2027 and (b) to amend the provision relating to the issuance by the Company of additional shares of common stock to White Lion in consideration for its commitments under the ELOC Purchase Agreement in amounts equal to (i) $25,000 at the time of the ELOC Amendment No. 2, (ii) $50,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,250,000 in gross proceeds of common stock through April 15, 2026, (iii) $25,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,500,000 in gross proceeds of common stock through June 30, 2026. The number of shares of common stock issued in each instance is determined by dividing the dollar value of the shares of common stock to be issued by the average VWAP of the common stock for the ten-day trading period immediately prior to the issuance date. An additional 124,317 Commitment Shares were issued during the three months ended June 30, 2026, resulting in $73,024 recorded to Transaction costs in the unaudited condensed consolidated statement of operations.

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

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 4,460,437 shares of Common Stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represented 10% of the aggregate number of shares of the Common Stock outstanding immediately after the Closing plus the number of shares of Common Stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of June 30, 2026, the Company had 1,564,510 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 1,070,603 shares of Common Stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represented 3% of the aggregate number of shares of Common Stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase Common Stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Common Stock on either the offering date or on the purchase date. As of June 30, 2026, there have not yet been any offering periods available to purchase Common Stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediate prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of Common Stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant. The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the six months ended June 30, 2026 and 2025, the weighted average estimated fair value using the Black-Scholes option pricing model was $0.41 and $1.04 per option, respectively.

Stock Options

Stock option activity under the Plan was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	6,216,527	$2.47	5.86
Granted	2,602,350	0.67	5.08
Exercised	-	-	-
Forfeited / Expired	(525,743)	0.71	-
Outstanding at June 30, 2026	8,293,134	2.50	5.57
Exercisable at June, 2026	5,105,570	$3.38	3.72

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

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach. The range of weighted average assumptions used to calculate the fair value of the options granted during the six months ended June 30, 2026 were as follows:

Six Months Ended
June 30, 2026
Stock price	$0.47 - $0.67
Expected term (years)	3.65 - 5.12 years
Volatility	88.7% - 95.8%
Risk-Free Rate	3.92% - 4.63%

Stock compensation expense related to the common stock options outstanding was $0.5 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Stock compensation expense related to the common stock options outstanding was $0.5 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Total unrecognized expense related to unvested options outstanding as of June 30, 2026 was $1.0 million, which will be recognized over a weighted average period of 1.14 years.

Restricted Stock Units

RSU activity under the Plan was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	600,000	$1.60
Granted	-	-
Vested	(600,000)	1.60
Forfeited	-	-
Unvested at June 30, 2026	-	$-

Stock compensation expense related to the RSUs for both of the three month periods ended June 30, 2026 and 2025 was approximately $0.3 million, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Stock compensation expense related to the RSUs for the six months ended June 30, 2026 and 2025 was $0.5 and $0.3 million, respectively, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

There is no unrecognized expense related to unvested RSUs as of June 30, 2026.

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

In connection with the Business Combination, Private Veea’s outstanding equity-classified Preferred stock warrants were exchanged for common stock warrants of the Company (the “Assumed Warrants”) to purchase a number of shares of Common Stock, after adjustment for anti-dilutive shares, equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Preferred Stock warrant immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Preferred Stock warrant immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. On November 6, 2024, the warrant holder exercised warrants to purchase 79,654 shares of Common Stock at an exercise price of $0.05 per share for an aggregate purchase price of $3,983. The outstanding Assumed Warrants are exercisable at the option of the holder until September 28, 2028, for an exercise price of $10.19 per share. As of June 30, 2026 and December 31, 2025, there were 159,307 Assumed Warrants outstanding.

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

 11 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 35% of the Company’s outstanding capital stock at December 31, 2025, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $0.1 million for each of the three and six months ended June 30, 2026 and 2025, which was classified as general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s unaudited condensed consolidated balance sheets was $1,958,400 as of December 31, 2025. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,000,000, was converted into shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share. As of June 30, 2026, accrued rent was $0.1 million and is included in Related party liabilities on the accompanying unaudited condensed consolidated balance sheet.

In April 2017, Private Veea entered into a lease agreement with 83rd Street LLC to lease office space for an initial term of two years. The sole member of 83rd Street LLC is the Salmasi 2004 Trust. At June 30, 2026, the Salmasi 2004 Trust held approximately 6% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust. In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $0.1 million for each of the three and six months ended June 30, 2026 and 2025, which is classified as general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s unaudited condensed consolidated balance sheets was $2,232,000 as of December 31, 2025. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,323,600, was converted into shares of Series A Convertible Preferred stock. As of June 30, 2026, accrued rent was $0.1 million and is included in Related party liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

From October 2025 through March 2026, NLabs made additional loans to the Company in the aggregate principal amount of $18,185,000 (collectively, the “NLabs Notes”) evidenced by certain promissory notes. Interest on the promissory notes accrue at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable upon the earlier of on demand and March 31, 2026. On March 30, 2026, $16,876,400 of the outstanding NLabs Notes, together with accrued interest of $406,057, were converted into 168,764 shares of the Company’s newly designated Series A Preferred Stock. In connection with the conversion transaction, the remaining outstanding NLabs Note were amended to adjust the face amount of each such note to give effect to an additional discount of 13.04% and (ii) provide for the issuance of warrants to purchase 33,551,486 shares of Common Stock at an exercise price of $0.503 per share.

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

Further, on June 25, 2026, the Company entered into a Note Conversion Agreement (the “Note Conversion Agreement”) with NLabs, pursuant to which the principal and accrued interest under the NLabs Notes were exchanged for (i) shares of Series A-1 preferred stock, par value $0.0001 per share, of the Company (the “Series A-1 Preferred Stock”) at an initial stated value of $100.00 per share and (ii) warrants to purchase shares of common stock, par value $0.0001 per share, of the Company, as soon as practicable thereafter but no later than one business day following the execution of the Note Conversion Agreement. On June 25, 2026, the Demand Notes having an aggregate of $4,132,910 in principal and accrued interest were exchanged into (i) 41,329 shares of Series A-1 Preferred Stock, and Common Warrants to purchase up to 13,331,969 shares of the Common Stock at an exercise price of $0.31 per share, which Common Warrants are first exercisable on January 1, 2027, and may be exercised until June 25, 2031. Each share of Series A-1 Preferred Stock is convertible into 323 shares of Common Stock, and the shares of Series A-1 Preferred Stock issued pursuant to the Note Conversion Agreement are convertible into up to 13,331,969 shares of Common Stock.

Under the terms of the Note Conversion Agreement, NLabs is entitled to certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A-1 Preferred Stock.

The foregoing summaries of the Note Conversion Agreement and Common Warrant are not complete and are qualified in their entirety by reference to the full text of the Note Conversion Agreement and Common Warrant.

In connection with the issuance of the shares of Series A-1 Preferred Stock, on June 25, 2026, the Company filed a Certificate of Designation of Series A-1 Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to designate Series A-1 Convertible Preferred Stock. Each share of Series A-1 Preferred Stock is entitled to vote on an as converted basis along with the Common Stock, and holders of Series A-1 Preferred Stock are entitled to receive dividends that are economically equivalent to any dividends declared with respect to the Common Stock. Each share of Series A-1 Preferred Stock is convertible into Common Stock at the option of NLabs in an amount equal to the Per Share Price (as adjusted for certain stock splits) divided by $0.31.

12 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of June 30, 2026, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

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

Other Commitments

In connection with the Business Combination, the Company agreed to pay certain legal expenses contingent upon the Closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of both June 30, 2026 and December 31, 2025, the amount of the deferred fees totaled approximately $2.3 million, recorded in deferred payables, current in the unaudited condensed consolidated balance sheet.

13 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents fair value information as of June 30, 2026 and December 31, 2025 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. During the three and six months ended June 30, 2026 and 2025, there were no transfers amongst level 1, 2, and 3.

June 30, 2026	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$312,413	-	$312,413	$-
2025 Investor Warrant liability	914,000	-	-	914,000
Earn-out share liability	643,200	-	-	643,200
Total	$1,869,613	-	$312,413	$1,557,200

December 31, 2025	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$419,446	-	$419,446	$
2025 Investor Warrant liability	3,191,215	-	-		3,191,215
Convertible note option liability	-	-	-		-
Earn-out share liability	2,543,600	-	-		2,543,600
Total	$6,154,261	-	$419,446		$5,734,815

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

The 2025 Investor Warrant liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at August 14, 2025 initial value, and at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock Price	$0.24	$0.64
Expected term (years)	4.1	4.6
Volatility	95.8%	81.9%
Risk-Free Rate	4.17%	3.70%

The following table presents the changes in fair value of the 2025 Investor Warrant liability for the six months ended June 30, 2026:

Balance, beginning of period, December 31, 2025	$3,191,215
Change in fair value	(2,277,215)
Balance, end of period, June 30, 2026	$914,000

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

	June 30,	December 31,
	2026	2025
Stock Price	$0.24	$0.64
Expected term (years)	8.25	8.80
Volatility	85.70%	81.67%
Risk-Free Rate	4.36%	4.08%

The following table presents the changes in fair value of the Earn-Out Share Liability for the six months ended June 30, 2026:

Balance, beginning of period, December 31, 2025	$2,543,600
Change in fair value	(1,900,400)
Balance, end of period, June 30, 2026	$643,200

14 - EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Numerator:
Net loss attributable to common shareholders	$(4,025,910)	$(7,410,858)	$(8,698,956)	$(3,111,806)
Denominator:
Weighted-average common shares outstanding	51,994,568	38,813,663	51,235,213	37,621,401
Net loss per share – basic:	$(0.08)	$(0.19)	$(0.17)	$(0.08)
Diluted:
Numerator:
Net loss attributable to common and common equivalent shareholders	(4,025,910)	(7,410,858)	(8,698,956)	(3,111,806)
Denominator:
Weighted-average common stock outstanding	51,994,568	38,813,663	51,235,213	37,621,401
Stock options, RSUs, warrants, Earn-Out Liability, and convertible notes outstanding to purchase shares of common stock	-	-	-	-
Total common and common equivalent shares outstanding	51,994,568	38,813,663	51,235,213	37,621,401
Net loss per share – diluted:	$(0.08)	$(0.19)	$(0.17)	$(0.08)

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options outstanding to purchase shares of common stock and RSUs	7,754,966	4,299,028	7,219,734	4,222,367
Public Warrants	6,384,326	6,384,326	6,384,326	6,384,326
SPAC Private Placement Warrants	5,256,218	5,256,218	5,256,218	5,256,218
Private Veea Warrants	159,307	159,307	159,307	159,307
2025 Investor Warrants	9,186,096	-	9,186,096	-
Convertible Notes	5,052,783	184,531	5,052,783	92,265
White Lion Warrants	2,015,065	-	1,428,831	-
NLabs Warrants	34,284,012	-	17,792,815	-

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earn-Out Liability	4,500,000	4,500,000	4,500,000	4,500,000

15 - EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the six months ended June 30, 2026 and 2025, totaled approximately $70,513 and $37,240, respectively. A total of approximately $183,258 and $270,781 is reflected in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively, for matching contributions accrued but not yet paid.

16  - SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2026, the date of these financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the six months ended June 30, 2026. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below:

On July 30, 2026 and July 31, 2026, NLabs made unsecured loans to the Company in the principal amount of $500,000 and $100,000, respectively, and evidenced by two Demand Promissory Notes (the “July 2026 NLabs Notes”). Interest on each of the July 2026 NLabs Notes accrues and is payable at maturity at an annual rate equal to 10%, with interest calculated on the basis of a 365-day year and the actual days elapsed. The July 2026 NLabs Notes and accrued interest thereon are payable upon the earlier of December 31, 2026 and demand by NLabs. The Company may prepay the notes, in whole or in part, without penalty at any time. The proceeds of the notes will be used for working capital purposes.

Effective July 31, 2026, Randal Stephenson’s positions as Chief Financial Officer and Senior Vice President of the Company were terminated without cause. Mr. Stephenson and the Company are currently negotiating a termination and severance agreement (the “Termination Agreement”), in connection with his departure.

Effective July 31, 2026, Greg Deisher, currently the Chief Operating Officer and Executive Vice President of the Company, replaced Mr. Stephenson as the Company’s Chief Financial Officer. Mr. Deisher will also continue to serve as Chief Operating Officer and an Executive Vice President of the Company.

On August 10, 2026, the Company entered into an Amendment, Waiver and Warrant Cancellation Agreement (the “White Lion Waiver Agreement”) with White Lion. Pursuant to the White Lion Waiver Agreement, the Company and White Lion agreed that the warrants issued to White Lion in connection with the first, second, and third closings under the Note Purchase Agreement dated January 14, 2026 (collectively, the “Warrants”) were cancelled and extinguished concurrent with the delivery of a Regular Purchase Notice under the Company’s existing equity line of credit agreement with White Lion dated August 5, 2026. In addition, the parties confirmed that a fourth closing under the Note Purchase Agreement occurred on July 10, 2026, pursuant to which White Lion provided an additional $555,556 loan to the Company in exchange for a convertible promissory note, and that no warrants were issued in connection with such fourth closing. The White Lion Waiver Agreement also terminated any remaining right to consummate a fifth closing under the Note Purchase Agreement, waived certain of White Lion’s rights (including rollover and consent rights) in connection with the Company’s at-the-market offering program with Roth Capital Partners, LLC, and amended certain other provisions of the Note Purchase Agreement, including extending the deadline for obtaining stockholder approval of the issuance of shares upon conversion of the notes and exercise of the warrants to no later than September 30, 2026. In connection with the White Lion Waiver Agreement, the Company issued 1,958,479 common stock shares to White Lion.

On August 10, 2026, in response to the Company’s non-compliance with the Nasdaq minimum bid price requirement of $1.00 per share, the Board of Directors authorized a reverse stock split of the Company’s common stock at a ratio of 1-for-20 (the “Reverse Split”). The 1-for-20 ratio is within the range of 1-for-2 to 1-for-20 previously approved by the Company’s stockholders at the Annual Meeting of Stockholders held on December 30, 2025. Management currently intends to effect the Reverse Split within approximately four to six weeks after the date of this filing, although no assurance can be given that the Reverse Split will be completed by such date or at all. If the Reverse Split is effected, the number of shares of common stock issued and outstanding will be reduced proportionately based on the 1-for-20 ratio, and the trading price of the common stock is expected to increase in approximately the same proportion.

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

VeeaONE — a Differentiated Transformative Platform

VeeaWare is the full-stack edge-to-cloud software platform of VeeaONE networks. Its middleware is made portable to run on a variety of devices such as X86- and Arm-based Linux servers, with or without accelerated compute (e.g., GPUs, NPUs, TPUs and DPUs), the NVIDIA Jetson family of devices and a variety of third-party routers, gateways and hubs. It also extends its Wi-Fi mesh across a number of third-party Wi-Fi access points (“APs”). Moreover, VeeaCloud delivers functionality similar to the backend cloud platforms of iOS and Android, but serves multi-user environments at the edge with devices, cameras, sensors and machines (e.g., robots, drones, trucks and tractors) over hyperconverged Edge AI-capable private network(s) at one or many locations. This capability delivers VeeaCloud-managed heterogeneous private networks, with any combination of hundreds of VeeaWare-compatible third-party devices with or without VeeaHub products, with orchestration that can scale to thousands of connected systems of intelligence.

Veea was formed based on management’s strong belief that true intelligence applicable to the edge use cases emerges from networks with real-world data and compute, and not the other way around. Everything in nature, including the formation of human societies, demonstrates that intelligence does not reside in a single node. It emerges when distributed “agents” (i.e., humans, elephants, zebras, ants, bees, mycelium, bacteria and viruses) exchange information, adapt, and coordinate toward shared outcomes. It is now becoming amply clear that advanced intelligence, accelerated by “manufactured” frontier AI models, is rapidly becoming abundant and widely available on an open-source basis, especially as they apply to the edge use cases supported by the Company. This has been evidenced recently by models such as (i) the open-source model released by NVIDIA, Nemotron 3 Ultra, a 550-billion-parameter open-weight frontier model optimized for advanced planning, code execution, and long-running AI agents providing for expert models and delivering high-speed inference, with up to a one million token context window, and (ii) the Kimi K3 open-source AI model, which matches the benchmark scores of Anthropic’s most advanced frontier model.

For AI models, especially for Physical AI at the edge, context is everything. With cameras, sensors and networked computing at the edge, VeeaONE can continuously deliver the ever-changing context for most use cases, which provides for fine-tuning of the models. Veea management believes that its leading end-to-end edge platform will facilitate the transition of AI creation from specialized teams to ordinary individuals and businesses with just simple prompts and Agentic AI. VeeaONE network capabilities support the migration of frontier-level capabilities from AI factories onto edge devices (e.g., gateways, hubs, servers, etc.), vehicles, robots, and others with Agentic AI Mixture of Experts (MoEs) at the edge. This will enable Edge AI models to become personalized for individuals and businesses with recursive self-improvement, ultimately, offering recommendations and predictions that can influence, or effectively make, economic, corporate, medical, and personal decisions. As an example of this type of Agentic AI adaptation at the edge, Mercedes-Benz has incorporated a Liquid AI agentic model that is only 600 MB in size and that, without relying on cloud services at all times, highly personalizes the car’s environment for its driver and passengers with recursive self-improvement.

With VeeaONE, instead of managing networks, organizations manage intelligent business processes and locations. Instead of deploying point products, VeeaONE offers a VeeaCloud-managed platform that is expandable and scalable both horizontally and vertically at one or across thousands of sites. It continuously senses, collects data and creates a data flywheel, as a self-improving feedback loop for real-time fine-tuning of AI models deployed at the edge so they can adjust to new tasks and changing user needs.

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

For the three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025

The following table sets forth Veea’s unaudited condensed consolidated statements of operations data for the three and six months ended June 30, 2026 and 2025, respectively. Veea has prepared the three month data on a consistent basis with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, included in the 2025 10-K. In the opinion of Veea’s management, the unaudited three month financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	Three Months Ended June 30,
	2026	2025	Change $	Change %
Sales, net	$176,221	$72,927	$103,294	142%
Cost of goods sold	38,838	4,587	34,251	747%
Gross profit	137,383	68,340

Operating expenses:
Product development	94,220	53,417	40,803	76%
Sales and marketing	147,954	40,515	107,439	265%
General and administrative, net	6,759,222	4,750,744	2,008,478	42%
Transaction cost	73,024	-	73,024	100%
Depreciation and amortization	207,823	144,607	63,216	44%
Total operating expenses	7,282,243	4,989,283
Loss from operations	(7,144,859)	(4,920,943)

Other income (expenses):
Other income, net	537,445	461	536,984	116483%
Change in fair value of convertible note option liability	-	730	(730)	-100%
Change in fair value of warrant liability	1,925,145	(315,373)	2,240,518	-710%
Change in fair value of Earn-out share liability	1,341,800	(1,730,000)	3,071,800	-178%
Other expense	(75,117)	(12,635)	(62,482)	495%
Interest expense	(610,324)	(433,098)	(177,226)	41%
Total other income (expense)	3,118,949	(2,489,915)

Net income (loss)	$(4,025,910)	$(7,410,858)	$3,384,948	-46%

	Six Months Ended June 30,
	2026	2025	Change $	Change %
Sales, net	$356,638	$87,168	$269,470	309%
Cost of goods sold	61,505	5,150	56,355	1094%
Gross profit	295,133	82,018

Operating expenses:
Product development	242,820	171,068	71,752	42%
Sales and marketing	190,069	389,766	(199,697)	-51%
General and administrative, net	11,551,506	9,987,637	1,563,869	16%
Transaction cost	73,024	-	73,024	100%
Depreciation and amortization	412,815	204,663	208,152	102%
Total operating expenses	12,470,234	10,753,134
Loss from operations	(12,175,100)	(10,671,116)

Other income (expenses):
Other income, net	777,790	1,233	776,557	62981%
Change in fair value of convertible note option liability	-	59,730	(59,730)	-100%
Change in fair value of warrant liability	2,384,248	105,124	2,279,124	2168%
Change in fair value of Earn-out share liability	1,900,400	8,800,000	(6,899,600)	-78%
Other expense	(165,294)	(27,196)	(138,098)	508%
Interest expense	(1,421,000)	(1,379,581)	(41,419)	3%
Total other income (expense)	3,476,144	7,559,310

Net income (loss)	$(8,698,956)	$(3,111,806)	$(5,587,150)	180%

Revenue, net

The Company generated revenue of approximately $0.2 million and approximately $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The Company generated revenue of approximately $0.4 million and approximately $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices.

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

Cost of Goods Sold

Cost of goods sold remained materially consistent for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. Given the lack of material revenues, management would not expect a significant fluctuation in cost of goods sold.

Product Development Expense

Product development expense increased approximately $41,000 for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased approximately $72,000 for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 The increase in product development expenses was due to increased internal development costs during the period.

Sales and Marketing Expense

Sales and marketing expense increased approximately $0.1 million from approximately $41,000 for the three months ended June 30, 2025 to approximately $0.1 million for the three months ended June 30, 2026. Sales and marketing expense decreased approximately $0.2 million from approximately $0.4 million for the six months ended June 30, 2025 to approximately $0.2 million for the six months ended June 30, 2026. The changes are primarily due to the timing of customer pilots.

General and Administrative Expense

General and administrative expense increased approximately $2.0 million from approximately $4.8 million for the three months ended June 30, 2025 to approximately $6.8 million for the three months ended June 30, 2026. General and administrative expense increased approximately $1.6 million from approximately $10.0 million for the six months ended June 30, 2025 to approximately $11.6 million for the six months ended June 30, 2026. The increases are primarily related to the Company’s increased accounting and legal expenses related to meeting the Nasdaq listing requirements and the cost of executing the measures to cure such deficiencies.

Transaction costs

Transaction costs were immaterial for both the three and six months ended June 30, 2026 and 2025.

Depreciation and Amortization

Depreciation and amortization increased approximately $0.1 million from $0.1 million for the three months ended June 30, 2025 to approximately $0.2 million for the three months ended June 30, 2026. This increase is due to additional amortization for the technology assets acquired from Crowdkeep, Inc. in May 2025, as well as additional acquisitions of patents during the reporting periods thereafter.

Other income, net

Other income, net increased approximately $0.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 and $0.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase is primarily due to the settlement of a vendor payable, resulting in a gain on the extinguishment of the liability.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities is comprised of the fair value adjustments to the convertible note option liability, SPAC Private Placement Warrants, the Earn-Out Share Liability, and the 2025 Investors Warrants at balance sheet date. The change in the fair value of conversion note option liability for the six months ended June 30, 2026, was determined using a Black-Scholes option pricing model, which yielded no change to the liability. The change in the fair value of the SPAC Private Placement Warrants and 2025 Investor Warrants was determined based on the trading value of the public warrants and the Black-Scholes option pricing model, respectively, which yielded a gain of approximately $1.9 million and a loss of $0.3 million for the three months ended June 30, 2026 and 2025, respectively. The change in the fair value of the SPAC Private Placement Warrants and 2025 Investor Warrants yielded a gain of $2.4 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

The gain (loss) on the change in the fair value of the Earn-Out Share Liability of approximately $1.3 million and ($1.7 million) for the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $8.8 million for the six months ended June 30, 2026 and 2025, respectively, was determined using a Monte Carlo simulation of 100,000 simulations. A significant driver of the changes in fair value was due to the decline in the Company’s stock price.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the three and six months ended June 30, 2026 and 2025.

Interest expense

Interest expense increased approximately $0.2 million from approximately $0.4 million for the three months ended June 30, 2025 to approximately $0.6 million for the three months ended June 30, 2026. Interest expense increased insignificantly from approximately $1.4 million for the six months ended June 30, 2025 to approximately $1.4 million for the six months ended June 30, 2026. The increase during the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 is due to draws on the credit facility of Pasadena Private Lending Inc. during the six month period ended June 30, 2026.

Liquidity and Capital Resources

During the three and six months ended June 30, 2026 the Company incurred a net loss of approximately $4.0 million and $8.7 million, respectively, and had an accumulated deficit of $233.2 million as of June 30, 2026. Since its inception, it has incurred significant operating losses and negative cash flows. As of June, 2026, it had cash of approximately $1.9 million and outstanding debt of $14.5 million, of $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $1.8 million was outstanding under a note payable with an inventory vendor, $10.6 million was outstanding under the PPL Loan (as defined below) (Note 6), and $1.2 million was outstanding under the White Lion Convertible Note (as defined below) (Note 6).

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

The following table presents cash flows for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(11,122,601)	$(7,065,145)
Investing activities	(366,020)	(159,543)
Financing activities	13,297,672	5,762,777
Effect of exchange rate changes on cash and cash equivalents	(945)	14,286
Net increase (decrease) in cash and cash equivalents	$1,808,106	$(1,447,625)

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ADJUSTED EBITDA
Net loss	$(4,025,910)	$(7,410,858)	$(8,698,956)	$(3,111,806)
Adjustments:
Interest expense	610,324	433,098	1,421,000	1,379,581
Depreciation and amortization	207,823	144,607	412,815	204,663
EBITDA	(3,207,763)	(6,833,153)	(6,865,141)	(1,527,562)
Other income, net	(537,445)	(461)	(777,790)	(1,233)
Other expense	75,117	12,635	165,294	27,196
Change in fair value of convertible note option liability	-	(730)	-	(59,730)
Change in fair value of warrant liability	(1,925,145)	315,373	(2,384,248)	(105,124)
Change in fair value of Earn-out share liability	(1,341,800)	1,730,000	(1,900,400)	(8,800,000)
Transaction costs	73,024	-	73,024	-
Stock-based compensation	772,898	389,913	1,067,833	439,913
ADJUSTED EBITDA	$(6,091,115)	$(4,386,423)	$(10,621,429)	$(10,026,540)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Allen Salmasi
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 11, 2026

By:	/s/ Greg Deisher
Greg D. Deisher
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: August 11, 2026