Form 10-Q
period 2026-09-30
VEEA INC.
filed 2026-11-12
CIK 1840317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission file number: 001-40218

VEEA INC.

(Exact name of Registrant as specified in its charter)

Delaware	98- 1577353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

164 E. 83rd Street, New York, NY	10028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 535-6050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VEEA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Common Stock at an exercise price of $230.00 per share	VEEAW	The Nasdaq Stock Market LLC

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

As of November 10, 2026, there were 4,071,515 shares of the registrant’s common stock issued and outstanding.

VEEA INC.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION		1

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheet as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	43

ITEM 4.	Controls and Procedures	43

PART II. OTHER INFORMATION		44

ITEM 1.	Legal Proceedings	44

ITEM 1A.	Risk Factors	44

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 3.	Defaults Upon Senior Securities	44

ITEM 4.	Mine Safety Disclosures	44

ITEM 5.	Other Information	44

ITEM 6.	Exhibits	45

SIGNATURES		46

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$530,589	$133,860
Receivables, net	310,919	139,833
Inventory, net	9,511,616	9,653,912
Deferred offering costs	225,000	-
Prepaid and other current assets	5,624,345	5,638,399
Total current assets	16,202,469	15,566,004

Property and equipment, net	58,712	91,809
Goodwill	5,083,703	5,101,625
Intangible assets, net	7,043,157	7,426,864
Investments	253,984	-
Restricted cash	1,055,000	-
Other assets	133,758	34,323
TOTAL ASSETS	$29,830,783	$28,220,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Revolving line of credit	$-	$14,000,000
Accounts payable	3,123,430	4,053,523
Accrued expenses	1,021,800	1,531,498
Related party liabilities	293,784	4,215,980
Deferred payables, current	2,257,457	2,257,457
Notes payable, current	2,168,415	1,762,415
Convertible notes payable, net - current	1,321,153	1,662,371
Related party note payable	3,400,000	2,335,000
Other current liabilities	63,620	-
Total current liabilities	13,649,659	31,818,244

Warrant liability	421,195	3,610,661
Earn-out share liability	346,200	2,543,600
Notes payable, noncurrent	9,565,835	-
TOTAL LIABILITIES	23,982,889	37,972,505

STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 253,329 and zero issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	25	-
Common Stock, $0.0001 par value, 551,000,000 shares authorized; 3,818,055 and 2,523,371 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	382	5,047
Additional paid-in capital	244,004,148	215,985,403
Accumulated deficit	(236,849,099)	(224,490,556)
Accumulated other comprehensive loss	(1,307,562)	(1,251,774)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,847,894	(9,751,880)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,830,783	$28,220,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSESD CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Sales, net	$72,135	$144,926	$428,773	$232,094
Cost of goods sold	12,000	53,006	73,505	58,156
Gross profit	60,135	91,920	355,268	173,938

Operating Expenses:
Product development	418,165	-	660,985	164,878
Sales and marketing	204,509	15,555	394,577	364,856
General and administrative	3,220,467	4,522,588	14,771,974	14,531,883
Transaction costs	25,000	-	98,024	25,000
Depreciation and amortization	208,620	216,436	621,435	421,096
Total operating expenses	4,076,761	4,754,579	16,546,994	15,507,713
Loss from operations	(4,016,626)	(4,662,659)	(16,191,726)	(15,333,775)

Other income (expense):
Other income	-	879	777,791	2,112
UK R&D tax credit	-	1,223,328	-	1,223,328
Change in fair value of convertible note option liability	-	270	-	60,000
Change in fair value of warrant liabilities	821,318	555,498	3,205,566	660,622
Change in fair value of Earn-out Share Liability	297,000	4,720,000	2,197,400	13,520,000
Other expense	(91,878)	(19,155)	(257,172)	(46,351)
Interest expense	(669,401)	(442,867)	(2,090,401)	(1,822,448)
Total other income (expense)	357,039	6,037,953	3,833,184	13,597,263

Net loss	$(3,659,587)	$1,375,294	$(12,358,543)	$(1,736,512)
Net loss per share:
Basic	$(1.16)	$0.60	$(4.47)	$(0.86)
Diluted	$(1.16)	$0.60	$(4.47)	$(0.86)

Weighted average number of shares:
Basic	3,168,308	2,282,245	2,766,165	2,016,265
Diluted	3,168,308	2,283,520	2,766,165	2,016,265

Other comprehensive income (loss):
Foreign currency translation adjustment	173,823	35,009	(55,788)	224,092

Comprehensive loss	$(3,485,764)	$1,410,303	$(12,414,331)	$(1,512,420)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

	Series A							Total
	Convertible				Additional		Other	Shareholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance at June 30, 2026	253,329	$25	2,854,338	$285	$242,721,440	$(233,189,512)	$(1,481,385)	$8,050,853
Common stock issued upon conversion of White Lion Convertible Notes	-	-	822,249	82	1,102,737	-	-	1,102,819
Common stock issued upon draw on the equity line of credit	-	-	115,174	12	32,324	-	-	32,336
Common stock issued for services rendered	-	-	26,294	3	124,997	-	-	125,000
Stock based compensation	-	-	-	-	22,650	-	-	22,650
Foreign currency translation gain	-	-	-	-	-	-	173,823	173,823
Net loss	-	-	-	-	-	(3,659,587)	-	(3,659,587)
Balance at September 30, 2026	253,329	$25	3,818,055	$382	$244,004,148	$(236,849,099)	$(1,307,562)	$5,847,894

Balance, June 30, 2025	-	$-	2,046,322	$204	$209,686,147	$(220,942,324)	$323,384	$(10,932,589)
Stock based compensation for stock options	-	-	-	-	319,211	-	-	319,211
Common stock issued in connection with public offering, net of equity issuance costs	-	-	459,455	46	4,937,456	-	-	4,937,502
Common stock issued upon exercise of stock options	-	-	726	-	7	-	-	7
Common stock issued upon vesting of RSUs	-	-	1,530	-	1	-	-	1
Foreign currency translation gain	-	-	-	-	-	-	35,099	35,099
Net income	-	-	-	-	-	1,375,294	-	1,375,294
Balance at September 30, 2025	-	$-	2,508,034	$250	$214,942,822	$(219,567,030)	$358,483	$(4,265,475)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Series A							Total
	Convertible				Additional		Other	Shareholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance, December 31, 2025	-	$-	2,523,371	$252	$215,990,198	$(224,490,556)	$(1,251,774)	$(9,751,880)
Issuance of White Lion Warrants	-	-	-	-	658,731	-	-	658,731
Settlement of related party note payable and related party liabilities for preferred stock	253,329	25	-	-	23,010,896	-	-	23,010,921
Stock-based compensation	-	-	-	-	1,090,483	-	-	1,090,483
Common stock issued upon conversion of White Lion Convertible Notes	-	-	914,916	91	1,432,463	-	-	1,432,554
Common stock issued upon vesting of RSUs	-	-	30,000	3	(3)	-	-	-
Common stock issued upon draw on the equity line of credit	-	-	129,424	13	99,987	-	-	100,000
Common stock issued as compensation for equity line of credit commitment fee	-	-	6,216	1	73,022	-	-	73,023
Settlement of convertible note agreement for shares issued	-	-	94,569	9	833,370	-	-	833,379
Common stock issued under Share Issuance Agreements	-	-	88,265	9	630,454	-	-	630,463
Common stock issued for services rendered	-	-	31,294	4	184,547	-	-	184,551
Foreign currency translation gain	-	-	-	-	-	-	(55,788)	(55,788)
Net loss	-	-	-	-	-	(12,358,543)	-	(12,358,543)
Balance, September 30, 2026	253,329	$25	3,818,055	$382	$244,004,148	$(236,849,099)	$(1,307,562)	$5,847,894

Balance, December 31, 2024	-	$-	1,810,140	$181	$200,671,122	$(217,830,518)	$134,391	$(17,024,824)
Stock-based compensation	-	-	-	-	759,123	-	-	759,123
Common stock issued upon exercise of stock options	-	-	1,640	-	18	-	-	18
Common stock issued upon draw on the equity line of credit	-	-	17,900	2	836,765	-	-	836,767
Common stock issued as compensation for equity line of credit commitment fee	-	-	1,375	-	25,000	-	-	25,000
Settlement of convertible note agreement for shares issued	-	-	4,667	-	700,000	-	-	700,000
Common stock issued upon vesting of RSUs	-	-	4,573	-	1	-	-	1
Common stock issued as consideration for Crowdkeep	-	-	203,284	20	6,830,337	-	-	6,830,358
Common stock issued for services	-	-	5,000	1	183,000	-	-	183,000
Common stock issued in connection with public offering, net of equity issuance costs	-	-	459,455	46	4,937,456	-	-	4,937,502
Foreign currency translation gain	-	-	-	-	-	-	224,092	224,092
Net loss	-	-	-	-	-	(1,736,512)	-	(1,736,512)
Balance at September 30, 2025	-	$-	2,508,034	$250	$214,942,822	$(219,567,030)	$358,483	$(4,265,475)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VEEA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,358,543)	$(1,736,512)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	621,435	421,096
Amortization of debt issuance costs	653,055	963,085
Loss on disposal of property, plant, and equipment	584	-
Change in fair value of convertible note option liability	-	(60,000)
Change in fair value of warrant liabilities	(3,205,566)	(660,622)
Change in fair value of Earn-out Share Liability	(2,197,400)	(13,520,000)
Stock based compensation	1,090,483	759,123
Share based vendor payments as compensation for services	184,551	183,000
Share based payment as compensation for ELOC commitment fee	73,023	25,000
Unrealized foreign currency transaction (gain) loss	(6,615)	(218,537)
Noncash expense related to Share Issuance Agreements	630,463	-
Amortization of operating lease right of use assets	-	117,365
Changes in operating assets and liabilities:
Receivables	(171,086)	(62,498)
Inventories	142,296	(705,230)
Prepaid and other current assets	14,054	119,002
Other assets	(99,435)	53,493
Accounts payable	(930,093)	2,576,523
Accrued expenses and deferred payables	397,322	(216,700)
Other current liabilities	63,620	569,269
Operating lease payments	-	(121,579)
Net cash used in operating activities	(15,097,852)	(11,514,722)
Cash flows from investing activities
Purchase of intangible assets and trademarks	(176,859)	(224,949)
Purchase of property and equipment	(28,948)	-
Purchase of investments	(253,984)	-
Net cash used in investing activities	(459,791)	(224,949)
Cash flows from financing activities
Proceeds from revolving line of credit	-	1,300,000
Repayment of revolving line of credit	(14,000,000)	-
Proceeds from related party notes	19,250,000	3,176,000
Proceeds from issuance of convertible notes	1,975,000	1,000,000
Proceeds from the issuance of shares under equity line of credit facility	100,000	836,766
Payment of offering costs	(225,000)	-
Proceeds from the issuance of common stock, net of transaction costs	-	4,828,750
Proceeds from exercise of stock options	-	19
Proceeds from note payable	9,905,007	-
Net cash provided by financing activities	17,005,007	11,141,535

Effect of exchange rate changes on cash	4,365	(16,346)

Net increase (decrease) in cash	1,451,729	(614,482)
Cash and restricted cash at beginning of period	133,860	1,685,633
Cash and restricted cash at end of period	$1,585,589	$1,071,151

Non-cash activities
Settlement of related party note payable and related party liabilities for preferred stock	$23,010,921	$-
Conversion of White Lion convertible notes into common stock	$1,432,554	$-
Settlement of convertible notes for shares issued	$833,379	$700,000
Common stock issued under equity line of credit for warrant cancellation	$350,000
Conversion of related party notes to common stock	$-	$3,176,000
Conversion of interest on related party notes to common stock	$-	$63,096
Crowdkeep asset acquisition	$-	$6,957,456

As reported within the consolidated balance sheets:
Cash	530,589	1,071,151
Restricted cash	1,055,000	-
Total cash and restricted cash	$1,585,589	$1,071,151

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

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented secured docker containers, together with a Wi-Fi Access Point with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules. Solutions running on VeeaONE, including VigiLynx, provide secure connectivity, camera and sensor monitoring, video analytics and automated alerts. The platform also supports local AI inference on appropriately configured hardware, enabling organizations to process data and run applications close to connected devices while centrally managing deployments across multiple locations. With an extensive patent portfolio of 121 granted patents and 18 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

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

Liquidity

During the three months ended September 30, 2026 and 2025, the Company incurred operating losses of approximately $4.0 million and $4.7 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred operating losses of approximately $16.2 million and $15.3 million, respectively. As of September 30, 2026, the Company had an accumulated deficit of $236.8 million. Since its inception, it has incurred significant operating losses and negative cash flows. As of September 30, 2026, it had cash and restricted cash of approximately $1.6 million and outstanding debt of $17.1 million, of which $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined below), $1.8 million was outstanding under a note payable with an inventory vendor, $10.6 million was outstanding under the PPL Loan (as defined below) (Note 6), $3.4 million was outstanding under notes payable with a related party, and $0.3 million was outstanding under the White Lion Convertible Note (as defined below) (Note 6).

The Company’s founder has funded operations through related party notes and advances. The Company plans to fund its operations and capital funding needs for the next 12 months with revenue generated from operations, including anticipated revenue generated under the Supply Agreement (as defined below) entered into with Telcel, and using proceeds from related party notes payable and the ATM Agreement (see Note 8). Further, the Company could pursue other equity and debt financing from new or existing investors, including related parties, which may continue to include the Company’s CEO and his affiliates. The Company’s founder will continue to support the Company if it does not secure other equity or debt financing.

In response to deficiency notices received from Nasdaq on September 29, 2025, and to regain compliance with Nasdaq’s requirements for continued listing, the Company transferred the listing of its common stock and publicly traded warrants to the Nasdaq Capital Market, effective at the opening of business on April 9, 2026. Further, the Company implemented a 1-for-20 reverse stock split, effective August 28, 2026 (further discussed below). Based on these actions, Nasdaq determined that the Company had regained compliance with the applicable listing standards.

On June 2, 2026, the Company notified Nasdaq that it no longer met the majority independent directors due to the unexpected passing of Douglas Maine. On June 3, 2026, Nasdaq notified the Company that it was not in compliance with certain Nasdaq corporate governance requirements relating to board independence and composition of the audit committee and compensation committee of the board of directors. The Company subsequently implemented governance changes and appointed additional independent directors to its board committees in order to satisfy the applicable requirements. Based on these actions, Nasdaq determined that the Company had regained compliance with the applicable listing standards. On October 9, 2026, Nasdaq notified the Company that the matter had been resolved and closed.

Reverse Stock-Split

On August 10, 2026, the Board of Directors approved a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock. The reverse stock split became effective on August 28, 2026. As a result of the reverse stock split, every twenty shares of issued and outstanding common stock were automatically combined into one share of common stock. The par value of the Company’s common stock remained unchanged at $0.0001 per share.

Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding stock options, warrants, as well as to the conversion terms of certain convertible securities. In addition, the number of shares authorized for issuance under the Company’s equity incentive plans was proportionately adjusted. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

All share amounts, share prices, exercise prices, conversion prices, and per-share information presented in the accompanying unaudited condensed consolidated financial statements and related notes have been retroactively adjusted, where applicable, to reflect this 1-for-20 reverse stock split for all periods presented.

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

The Company operates as a single operating segment. The CODM assesses the performance of and decides how to allocate resources for the one segment based on consolidated net loss. Further, EBITDA (earnings before interest taxes, depreciation and amortization), which is not presented on the face of the Company’s unaudited condensed consolidated statements of operations, is used to assist with the measurement of segment performance and allocate resources. The CODM also uses net loss and adjusted EBITDA, to decide the level of investment in various operating activities and other capital allocation activities. Accordingly, the Company has determined that it has a single reportable segment and operating segment. The majority of the Company’s assets as of September 30, 2026 and December 31, 2025, were attributable to its U.S. operations. The Company’s long-lived assets are based on the physical location of the assets. For the three and nine months ended September 30, 2026 and 2025, substantially all of the Company’s revenue was attributable to its U.S. operations and not materially concentrated among customers. The measure of segment assets is reported on the Company’s unaudited condensed consolidated balance sheets as Total Assets.

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

3 - ACQUISITION

On May 13, 2025, the Company entered into an Asset Purchase Agreement with Crowdkeep, Inc., a Delaware corporation (the “Seller”), pursuant to which the Company acquired certain assets of the Seller relating to the Seller’s IoT technology platform business, free and clear of any liens other than certain specified liabilities of the Seller that were assumed. In consideration for the acquisition, the Company issued 203,284 shares of its common stock (the “Purchase Price”).

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

4 - BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following:

	September 30,	December 31,
	2026	2025
Inventory	$7,796,083	$7,809,589
Inventory allowance	(1,033,443)	(904,653)
Consigned parts	2,748,976	2,748,976
Total	$9,511,616	$9,653,912

Prepaid and other current assets

Prepaid and other current assets consists of the following:

	September 30,	December 31,
	2026	2025
Prepaid expenses	$237,528	$300,063
Inventory purchase deposit	5,000,000	5,000,000
Production deposit	336,643	336,643
Other current assets	50,174	1,693
Total	$5,624,345	$5,638,399

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

Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2026	2025
Furniture and fixtures	$711,296	$712,153
Computer equipment	363,156	336,385
Leasehold improvements	390,742	390,742
Total property and equipment gross	1,465,194	1,439,280
Less - Accumulated depreciation	(1,406,482)	(1,347,471)
Total property and equipment net	$58,712	$91,809

Depreciation expense for the three months ended September 30, 2026 and 2025, totaled approximately $18,730 and $29,036, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025, totaled approximately $60,869 and $106,425, respectively.

5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a summary of activity in goodwill for the nine months ended September 30, 2026:

Balance at December 31, 2025	$5,101,625
Foreign exchange transactions	(17,922)
Balance at September 30, 2026	$5,083,703

The following is a summary of activity in goodwill for the year ended December 31, 2025:

Balance at December 31, 2024	$4,779,625
Foreign exchange transactions	322,000
Balance at December 31, 2025	$5,101,625

Intangible Assets

Intangible assets consist of the following:

	As of September 30, 2026
	Amortization Period	Costs as of January 1, 2026	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,790,596	$176,859	$-	$7,967,455	$(6,909,241)	$-	$1,058,214
Proprietary technology	10 years	6,904,306	-	-	6,904,306	(919,363)	-	5,984,943
Intangible assets, net		$14,694,902	$176,859	$-	$14,871,761	$(7,828,604)	$-	$7,043,157

	As of December 31, 2025
	Amortization Period	Costs as of January 1, 2025	Additions	Disposals	Ending Costs	Accumulated Amortization	Accumulated Impairment	Net Book Value
Patents	15 years	$7,551,468	$239,128	$-	$7,790,596	$(6,844,695)	$-	$945,901
Proprietary technology	10 years	-	6,904,306	-	6,904,306	(423,343)	-	6,480,963
Intangible assets, net		$7,551,468	$7,143,434	$-	$14,694,902	$(7,268,038)	$-	$7,426,864

Intangible assets primarily consist of proprietary technology, patents, patent applications, and in-process research and development (“IPR&D”) and other identifiable intangible assets. Intangible assets are generally amortized on a straight-line basis over the periods of benefit. The Company’s patents have estimated remaining economic useful lives ranging from 5-15 years and the proprietary technology acquired from Crowdkeep Inc. has an estimated remaining useful life of 10 years. Management reviews intangible assets for impairment when events and circumstances warrant. During the three and nine months ended September 30, 2026 and 2025, there were no events that necessitated additional impairment of intangible assets.

Intangible asset amortization expense for the three months ended September 30, 2026 and 2025, totaled $189,890 and $187,400, respectively. Intangible asset amortization expense for the nine months ended September 30, 2026 and 2025, totaled $560,566 and $314,671, respectively.

Future estimated amortization expense for the Company’s intangible assets is approximately as follows:

Future estimated amortization as of September 30, 2026
2026 – Remaining	$194,746
2027	778,983
2028	778,983
2029	778,983
2030	778,983
Thereafter	3,732,479
$7,043,157

6 - DEBT

Total outstanding third-party debt of the Company is comprised of the following, including convertible notes:

September 30, 2026	Principal	Debt Discount	Total
Convertible notes payable, net	$1,338,056	$(16,903)	$1,321,153
Notes payable, current	2,168,415	-	2,168,415
Notes payable, noncurrent	10,144,000	(578,165)	9,565,835
Total	$13,650,471	$(595,068)	$13,055,403

December 31, 2025	Principal	Debt Discount	Total
Revolving Loan Facility	$14,000,000	$-	$14,000,000
Convertible notes payable, net	1,750,000	(87,629)	1,662,371
Notes payable	1,762,415	-	1,762,415
Total	$17,512,415	$(87,629)	$17,424,786

Revolving Loan Facility

In June 2021, Private Veea entered into a revolving loan agreement (the “2021 Revolving Loan Agreement”) with First Republic Bank, which was subsequently acquired by JPMorgan Chase, (“JPM”) providing up to $14.0 million of advances (collectively, the “Loan”). The Loan accrues interest at a variable rate based on an index rate established by reference to the average 12-month trailing one-year US treasuries plus a spread of 1.80% per annum and a minimum floor rate of 1.5% per annum. Interest is payable monthly in cash. Private Veea was not required to provide collateral for the advances or comply with any covenants. The advances were secured by a lien on certain personal assets of the CEO. In consideration for the security provided by the CEO, Private Veea issued common stock warrants (the “NLabs Legacy Warrants”) to NLabs, a principal shareholder of the Company and affiliate of Allen Salmasi (“NLabs”), in consideration for the CEO’s guaranteeing the advances. See Note 11 for further information. Following the acquisition of First Republic, the Loan was transferred to JPM. As of December 31, 2025, the outstanding principal amount of the Loan was $14.0 million. On January 5, 2026, the Company repaid the principal and interest and terminated the 2021 Revolving Loan Agreement. On January 5, 2026, the Company repaid the Loan in full by making a cash payment to JPM of $14,076,218, representing the total outstanding principal and interest due as of such date. The Loan was repaid with the proceeds of a loan from NLabs during the nine months ended September 30, 2026. See Note 11 for further information regarding the NLabs loan.

Convertible Notes Payable

Business Combination Convertible Notes Payable

Simultaneously with the closing of the business combination (the “Closing of Business Combination”) by and among Plum Acquisition Corp. I, Plum SPAC Merger Sub, Inc, and Private Veea (the “Business Combination”), the Company and Private Veea issued convertible notes under note purchase agreements with certain accredited investors unaffiliated with the Company and Private Veea (each, an “Investor”) for the sale of unsecured subordinated convertible promissory notes (the “September 2024 Notes”) as part of a private placement offering of up to $15.0 million in purchase price for such September 2024 Notes in the aggregate (the “Financing Closing”). The Company received $1.45 million in proceeds from the issuance of its convertible promissory notes. In addition to a September 2024 Note, each Investor received, as a transfer from NLabs Inc., an affiliate of Allen Salmasi, our Chief Executive Officer (“NLabs”), immediately prior to the Financing Closing, a number of shares of Private Veea’s Series A Preferred Stock that upon the Closing became a number of registered shares of common stock equal to such Investors’ original principal note loan amount under their respective notes divided by $150.00 (the “Transferred Shares”). 100,000 Transferred Shares were delivered to Investors at the Financing Closing. The September 2024 Notes include customary registration rights. The September 2024 Notes have been fully converted and there is no September 2024 Notes issued and outstanding as of the date of this quarterly report.

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

The obligations under each September 2024 Note accrued interest at a rate equal to the Secured Overnight Financing Rate plus 2% per annum, adjusted quarterly, but interest was only payable upon the maturity of the September 2024 Notes, 18 months after the Financing Closing, as long as there was no event of default thereunder. Each September 2024 Note was unsecured and expressly subordinated to any senior debt of the Borrowers. The September 2024 Notes did not include any operational or financial covenants for the Borrowers.

The outstanding obligations under each September 2024 Note were convertible in whole or in part into shares of common stock (the “Conversion Shares”) at a conversion price of $150.00 per share (subject to equitable adjustment for stock splits, stock dividends and the like with respect to the common stock after the Financing Closing) (the “Conversion Price”) at any time after the Financing Closing at the sole election of the Investor. The outstanding obligations under each September 2024 Note were also subject to certain automatic conversion terms.

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

During the year ended December 31, 2025, $700,000 in aggregate principal amount of the September 2024 Notes, together with associated interest, automatically converted upon the occurrence of a Brokerage Transfer. The September 2024 Notes matured on March 13, 2026.

On June 8, 2026, Veea Inc., a Delaware corporation (the “Company”), entered into Note Conversion Agreements (each a “Note Conversion Agreement” and collectively, the “Note Conversion Agreements”) with two existing investors (each a “Note Conversion Investor” and collectively, the “Note Conversion Investors”), pursuant to which the Note Conversion Investors agreed, with respect to an unsecured convertible note issued to each of them on September 13, 2024 (each a “Note” and collectively, the “Notes”), which Notes both matured on March 13, 2026, to the automatic conversion of the principal and accrued interest under the Notes into shares of the Company’s common stock, par value $0.0001 per share at a per share price equal to the closing bid price of the common stock on the Nasdaq Capital Market on June 5, 2026 ($8.80) (the “Per Share Price”) as soon as practicable thereafter but no later than one business day following the execution of the Note Conversion Agreements. On June 8, 2026, Notes having an aggregate of $750,000 in principal and accrued interest were converted into 94,569 shares of common stock (the “Conversion Shares”).

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

On June 8, 2026, the Company entered into Share Issuance Agreements (each a “Share Issuance Agreement” and collectively, the “Share Issuance Agreements”) with four existing investors (each a “Share Issuance Investor” and collectively, the “Share Issuance Investors”), pursuant to which the Share Issuance Investors agreed that in consideration for their releasing the Company from any liability or damages in connection with the late delivery of shares of common stock upon the prior automatic conversion of their Notes, as a result of a “Broker Transfer” (as such term is defined in the Note Purchase Agreement, dated September 10, 2024, between the Company, the Share Issuance Investors and certain other investors), to accept the issuance of shares of common stock equal to a number of shares of common stock determined by dividing the Calculation Amount by the Per Share Price, with the “Calculation Amount,” with respect to each Share Issuance Investor, being an amount equal to the sum of (i) the original principal amount of the Note, and (ii) interest on the original principal amount of the Note through the date of issuance of the shares of common stock, pursuant to the applicable Share Issuance Agreement (the “Share Issuance Shares”), calculated assuming that no automatic conversion of the Note had previously occurred. On June 8, 2026, the Company issued to the Share Issuance Investors an aggregate of 88,265 Share Issuance Shares. As of the date of this quarterly report, the September 2024 Notes have been fully converted.

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

Pursuant to the terms of the Convertible Notes, upon an event of default, the outstanding principal amount of the applicable Crowdkeep Convertible Note, plus accrued but unpaid interest, will become immediately due and payable in full. Events of default include failure to pay any principal or interest amounts under the Crowdkeep Convertible Notes, failure to perform covenants in the Crowdkeep Convertible Notes and certain bankruptcy and insolvency conditions of the Company. The Company may prepay all or any portion of the Crowdkeep Convertible Notes at any time. The Crowdkeep Convertible Notes are convertible, in whole or in part, into shares of common stock (the “Crowdkeep Conversion Shares”) at the option of the Crowdkeep Investor, at a price per share of $100.00 subject to certain equitable adjustments. The Crowdkeep Convertible Notes will automatically convert on the date that the closing price of the common stock is at $150.00 or above for ten (10) consecutive trading days within any consecutive thirty (30) trading day period, equal to the lesser of (i) $150.00 per share and (ii) 20% multiplied by the VWAP (calculated as set forth in the Crowdkeep Convertible Notes) for the prior consecutive thirty (30) trading day period, in each case subject to certain equitable adjustments. The Crowdkeep Note Purchase Agreements and Crowdkeep Convertible Notes include other customary terms and conditions.

White Lion Convertible Notes

On January 14, 2026, the Company entered into a note purchase agreement with White Lion (the “White Lion Note Purchase Agreement”) providing for the issuance of unsecured convertible promissory notes (the “White Lion Convertible Notes” or the “Initial Issuance”) and warrants (the “White Lion Warrants”) for aggregate gross proceeds of up to $2.5 million. At the initial closing, the Company issued a convertible note with a face amount of approximately $0.6 million and received net proceeds of approximately $0.5 million, net of original issuance discount and certain transaction expenses. The notes mature in 12 months, bear interest at 5% per annum, and are convertible into shares of the Company’s common stock at a price equal to the lesser of $15.00 and 90% of the lowest VWAP (calculated as set forth in the Convertible Notes) for the prior consecutive ten (10) trading-day period, in each case subject to certain equitable adjustments. In connection with the financing, the Company issued warrants to purchase approximately 49,505 shares of common stock at an exercise price of approximately $10.20 per share, with a five-year term, subject to customary ownership limitations.

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

Stock Price	$10.20
Expected term (years)	5.00
Volatility	88.7%
Risk-Free Rate	3.72%

On April 16, 2026, the Company and White Lion consummated the second closing pursuant to the White Lion Note Purchase Agreement (“Second Closing”), and the Company issued, and White Lion purchased, an additional White Lion Convertible Note with a face amount of $555,556 and an additional White Lion Warrant to purchase up to 36,711 at an exercise price of approximately shares $13.612 per share. The convertible note and warrants issued at the Second Closing contain provisions similar to those in the First White Lion Note and First White Lion Warrant, respectively, except for the number of shares available for exercise and the exercise price. At the Second Closing, the Company received cash proceeds of $500,000, net of original issuance discount.

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

Stock Price	$13.60
Expected term (years)	5.00
Volatility	88.7%
Risk-Free Rate	3.91%

On May 18, 2026, the Company and White Lion consummated the third closing pursuant to the Note Purchase Agreement (the “White Lion Private Placement Third Closing”). In connection with the White Lion Private Placement Third Closing, the Company issued, and White Lion purchased, an additional White Lion Note with a face amount of $555,556 (the “Third White Lion Note”) and an additional White Lion Warrant to purchase up to 44,425 shares of common stock, which equals the product of $500,000 divided by approximately $11.26, the closing price of the common stock on May 15, 2026 (the “Third White Lion Warrant”). The Third White Lion Note and the Third White Lion Warrant contain provisions similar to those in the First White Lion Note and First White Lion Warrant, respectively, except for the number of shares available for exercise and the exercise price under the Third White Lion Warrant. At the White Lion Private Placement Third Closing, the Company received cash proceeds of $500,000, net of original issuance discount and certain transaction expenses.

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

Stock Price	$12.00
Expected term (years)	5.00
Volatility	88.7%
Risk-Free Rate	4.27%

On July 10, 2026, the Company and White Lion Capital, LLC consummated an additional closing under the Note Purchase Agreement (the “White Lion Private Placement Fourth Closing”). In connection with the White Lion Private Placement Fourth Closing, the Company issued, and White Lion purchased, a convertible promissory note with an aggregate principal amount of $555,556 (the “Fourth White Lion Note”) for gross proceeds of $500,000. The note bears interest at 5% per annum and matures on July 10, 2027. The Fourth White Lion Note is convertible, at the election of the holder, into shares of the Company’s common stock at a conversion price equal to the lower of $15.00 per share or 90% of the lowest daily VWAP during the ten trading days immediately preceding the applicable conversion date, subject to certain ownership limitations and customary anti-dilution adjustments. At the White Lion Private Placement Fourth Closing, the Company received cash proceeds of $500,000, net of original issuance discount and certain transaction expenses.

On August 10, 2026, the Company entered into an Amendment, Waiver and Warrant Cancellation Agreement (the “White Lion Waiver Agreement”) with White Lion. Pursuant to the White Lion Waiver Agreement, the Company and White Lion agreed that the warrants issued to White Lion in connection with the first, second, and third closings under the Note Purchase Agreement dated January 14, 2026 (collectively, the “Warrants”) were cancelled and extinguished concurrent with the delivery of a Regular Purchase Notice under the Company’s existing equity line of credit agreement with White Lion dated August 5, 2026. In addition, the parties confirmed that a fourth closing under the Note Purchase Agreement occurred on July 10, 2026, pursuant to which White Lion provided an additional $555,556 loan to the Company in exchange for a convertible promissory note, and that no warrants were issued in connection with such fourth closing. The White Lion Waiver Agreement also terminated any remaining right to consummate a fifth closing under the Note Purchase Agreement, waived certain of White Lion’s rights (including rollover and consent rights) in connection with the Company’s at-the-market offering program with Roth Capital Partners, LLC, and amended certain other provisions of the Note Purchase Agreement, as defined in the agreement. In connection with the White Lion Waiver Agreement, the Company agreed to compensate White Lion in an amount totaling $350,000, which was satisfied through the issuance of 107,464 shares of common stock through draws on the equity line of credit.

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

$10.6 million is included in Notes payable in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026, net of the remaining unamortized debt discount of $578,165. The current portion of the outstanding Term Loan is $0.4 million as of September 30, 2026 and is included in Notes payable, current in the accompanying unaudited condensed consolidated balance sheet.

Future principal payments on the PPL Loan are as follows:

Future principal payments as of September 30, 2026
2026 – Remaining	$-
2027	522,000
2028	696,000
2029	696,000
2030	696,000
Thereafter	7,940,000
$10,550,000

7 - INVESTMENTS

Investments recorded using the cost method

During the fourth quarter of 2025, the Company determined that its cost method investments were fully impaired, resulting in an impairment loss of $235,877. As of September 30, 2026, the carrying value of these investments was zero. No impairment losses were recognized during the three and nine months ended September 30, 2026 and 2025.

Investments recorded at fair value

For investments for which the Company has elected the fair value option under ASC 825, the investments are measured at fair value on a recurring basis with changes in fair value recognized in earnings.

During the nine months ended September 30, 2026, the Company acquired a non-controlling equity interest in a privately held entity. The Company does not have the ability to exercise significant influence over the investee and accounts for the investment at fair value under ASC 825. The initial carrying value of approximately $0.3 million reflects management’s estimate of fair value at the acquisition date, which considers the transaction price and other available information. Subsequent changes in fair value are recognized in earnings in the period in which they occur. As of September 30, 2026, the fair value of the investment is approximately $0.3 million.

The investment will be measured based on unobservable inputs and, as such, is a level 3 asset in the fair value hierarchy. As of September 30, 2026, the fair value of the investment approximates the initial investment amount.

8 - STOCKHOLDERS’ EQUITY

On September 13, 2024, the Company consummated the Business Combination which was accounted for as a reverse recapitalization. In connection with the consummation of the Business Combination (i) the Company de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”) and (ii) restated its certificate of incorporation (“Restated Certificate of Incorporation”). In connection with the Domestication, each share of outstanding Class A ordinary shares was converted by operation of law into shares of common stock, on a one-for-one basis. Upon filing of the Restated Certificate of Incorporation, each issued and outstanding share of Class B stock outstanding immediately prior to the filing of the Restated Certificate of Incorporation was converted into shares of common stock on a one-for-one basis. Under the Restated Certificate of Incorporation, the Company is authorized to issue 551,000,000 shares of capital stock, consisting of (a) 550,000,000 shares of common stock with a par value of $0.0001 per share and (b) 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2026, of the 1,000,000 shares of preferred stock available, the Company’s Board of Directors designated 254,000 shares of Series A Preferred Stock. See Note 11 for further information regarding the Preferred Stock issuance.

Holders of common stock are entitled to vote on all matters submitted to the stockholders vote or approval, other than on any amendment to the Restated Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock) that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together as a class with the holders of one or more other such series, to vote thereon pursuant to the Restated Certificate of Incorporation (including any certificate of designations relating to any series of Preferred Stock). Holders of common stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval.

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

Conversion Rights

Each share of Series A Preferred Stock authorized on March 30, 2026 is convertible into common stock, at the option of the holder, in an amount equal to a price per share of $100 (as adjusted for certain stock splits) divided by $10.06. Each share of the 42,000 Series A Preferred Stock authorized on June 24, 2026 is convertible into common stock, at the option of the holder, in an amount equal to a price per share of $100 (as adjusted for certain stock splits) divided by $6.20.

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

During the three and nine months ended September 30, 2026, the Company has received $32,336 and $100,000, respectively, in proceeds from draws on the ELOC and issued 115,174 and 129,424 shares, respectively, of common stock, pursuant to the ELOC program. The Company did not draw on the ELOC during the three months ended September 30, 2025, and received $836,766 in proceeds from draws on the ELOC during the nine months ended September 30, 2025, and issued 17,900 shares of common stock, pursuant to the ELOC Program. The Company has received cumulative proceeds of $996,131 and issued 147,324 shares of common stock since inception of the ELOC.

The Company agreed to issue to White Lion shares of common stock as a commitment fee (the “Commitment Shares”). The fair value of the Commitment Shares was $25,000, which pursuant to ASC 815, was recorded in transaction costs in the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2025. Further, the Common Stock Purchase Agreement provided for the issuance of additional Commitment Shares to Whie Lion if the Company failed to sell at least $1,000,000 in gross proceeds to Whie Lion by the sixth-month anniversary of signing of the Common Stock Purchase Agreement. The Company and White Lion amended the ELOC Purchase Agreement effective of June 2, 2025 to provide for (i) an extension of the time period to December 15, 2025 and (ii) an increase in the gross proceeds sold under the ELOC Purchase Agreement to $1,250,000. On January 14, 2026, the Company and White Lion further amended the ELOC Purchase Agreement (a) to provide for an extension of the commitment period for sales of shares of common stock to White Lion from December 2, 2026 to June 30, 2027 and (b) to amend the provision relating to the issuance by the Company of additional shares of common stock to White Lion in consideration for its commitments under the ELOC Purchase Agreement in amounts equal to (i) $25,000 at the time of the ELOC Amendment No. 2, (ii) $50,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,250,000 in gross proceeds of common stock through April 15, 2026, (iii) $25,000, if the Company has not sold to White Lion under the ELOC Purchase Agreement an aggregate of $1,500,000 in gross proceeds of common stock through June 30, 2026. The number of shares of common stock issued in each instance is determined by dividing the dollar value of the shares of common stock to be issued by the average VWAP of the common stock for the ten-day trading period immediately prior to the issuance date. An additional zero and 6,216 Commitment Shares were issued during the three and nine months ended September 30, 2026, respectively, resulting in zero and $73,023 recorded to Transaction costs in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively.

Whie Lion has agreed that during the term of the Common Stock Purchase Agreement, neither it nor any of its affiliates will engage in any short sales or hedging transactions involving the common stock.

August 2025 Public Offering

On August 14, 2025, the Company closed a public offering (the “August 2025 Public Offering”) of 459,455 shares of its common stock and warrants to purchase up to 459,455 shares of common stock (the “2025 Investor Warrants”) at a combined offering price of $20.00 per share and accompanying warrant. The Company received aggregate cash gross proceeds of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The 2025 Investor Warrants have an exercise price of $22.00 per share, are exercisable immediately, and will expire five years from the original issuance date. Included in the aggregate securities issued are 161,955 shares of common stock and accompanying warrants that were issued to NLabs in consideration and satisfaction of a corresponding portion of the NLabs 2025 Notes and associated interest. The Company is using the net proceeds from the Offering for investments in inventory and the Company’s customer support infrastructure and for other working capital and general corporate purposes.

ATM Agreement

On August 13, 2026, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC as agent (the “Sales Agent”) pursuant to which the Company may issue and sell shares of its common stock, from time to time through or to the Sales Agent, as agent or principal (the “Offering”). On August 13, 2026, the Company also filed a prospectus supplement with the Securities and Exchange Commission (the “Commission”) covering the sale of shares of common stock having an aggregate offering price of up to $4,353,000 (the “Placement Shares”), in connection with the Offering (the “Prospectus Supplement”), along with the base prospectus (hereafter referred to collectively with the Prospectus Supplement as the “Prospectus”), under its existing Registration Statement on Form S-3 (File No. 333-297083), which became effective on July 1, 2026 (the “Registration Statement”).

The Company will designate the maximum amount of common stock to be sold through the Sales Agent in any placement under the Offering. The Company may instruct the Sales Agent not to sell any Placement Shares if the sales cannot be effected at or above a price designated by the Company in a Placement Notice. The Company or the Sales Agent may suspend the offering of the Placement Shares being made through the Sales Agent under the ATM Agreement upon proper notice to the other party. The Company and the Sales Agent each have the right, by giving five (5) days’ written notice as specified in the ATM Agreement, to terminate the ATM Agreement in each party’s sole discretion at any time. The Sales Agent may also terminate the ATM Agreement, by notice to the Company, upon the occurrence of certain events as described in the ATM Agreement including, without limitation, if there has been a Material Adverse Effect (as such term is defined in the ATM Agreement). Unless earlier terminated, pursuant to the terms of the ATM Agreement, the ATM Agreement shall automatically terminate upon the issuance and sale of all of the Placement Shares through the Sales Agent.

The ATM Agreement provides that the Sales Agent will be entitled to aggregate compensation for its services equal to 3.0% of the gross proceeds from each sale of Placement Shares sold through the Sales Agent under the ATM Agreement. The Company has no obligation to sell any Placement Shares under the ATM Agreement. The Company has agreed in the ATM Agreement to provide indemnification and contribution to the Sales Agent against certain liabilities, including liabilities under the Securities Act. As of November 5, 2026, the Company has received an aggregate proceeds of approximately $1.2 million through selling and issuing 270,852 shares of common stock under the ATM Agreement.

During the three months ended September 30, 2026, the Company incurred legal fees to implement the ATM Agreement totaling $225,000, included in deferred offering costs on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.

9 - STOCK INCENTIVE PLANS

In September 2014, the Private Veea’s Board of Directors adopted the Max2 Inc. Equity Incentive Plan (“2014 Plan”). Upon adoption of the 2014 Plan, the aggregate number of shares of common stock reserved for awards under the Plan were 62,500. In September 2018, Private Veea’s Board of Directors adopted the Veea Inc. 2018 Equity Incentive Plan (“2018 Plan” and collectively with the 2014 Plan, the “Private Veea Plans”). Upon adoption of the 2018 Plan, 245,000 shares of the common stock were reserved for the issuance of incentive awards. In January 2021, the 2018 Plan was amended to increase the total number of authorized shares reserved for issuance to 624,646. Under the Private Veea Plans, option awards were generally granted with an exercise price equal to the fair market value of the Company’s stock at the date of grant; those option awards generally vested with a range of one to four years of continuous service and had ten-year contractual terms. Certain option awards provided for accelerated vesting if there was a change in control, as defined in the Private Veea Plans. The Private Veea Plans also permitted the granting of restricted stock and other stock-based awards. Unexercised options were cancelled upon termination of employment and became available for reissuance under the Private Veea Plans.

On June 4, 2024, the stockholders of the Company approved the Veea Inc. 2024 Incentive Award Plan (the “2024 Incentive Plan”, collectively with the Private Veea Plans, the “Plans”), which became effective upon the Closing. The Company initially reserved 223,022 shares of common stock for the issuance of awards under the 2024 Incentive Plan (“Initial Limit”). The Initial Limit represented 10% of the aggregate number of shares of the common stock outstanding immediately after the Closing plus the number of shares of common stock issuable under the 2014 Plan and the 2016 Plan and is subject to increase each year over a ten-year period. The 2024 Incentive Plan provides for the grant of stock options, which may be ISOs or non-statutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted shares, restricted stock units (“RSUs”) and other stock or cash-based awards that the Administrator determines are consistent with the purpose of the 2024 Incentive Plan. As of September 30, 2026, the Company had 45,864 shares available for grant.

On June 4, 2024, the stockholders of the Company approved Veea Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the Closing. An aggregate of 53,530 shares of common stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represented 3% of the aggregate number of shares of common stock outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company’s Board of Directors may specify offerings but generally provides for a duration of 12 months. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the common stock on either the offering date or on the purchase date. As of September 30, 2026, there have not yet been any offering periods available to purchase common stock under the ESPP.

In connection with the Business Combination, each Private Veea option that was outstanding immediately prior to Closing, whether vested or unvested, was exchanged for a stock option under the 2024 Plan (each an “Exchanged Option”) to acquire a number of shares of common stock equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Private Veea option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Private Veea option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Following the Business Combination, each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Private Veea option immediately prior to the consummation of the Business Combination. Unvested Private Veea options did not accelerate nor vest on the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the effect of the Exchange Ratio. Generally, stock options vest 25% on the first anniversary of the vesting commencement date and then quarterly thereafter for 12 quarters, or pursuant to another vesting schedule as approved by the Board and set forth in the option agreement. Stock options have a maximum term of ten years from the date of grant. The aggregate intrinsic value is the fair market value on the reporting date less the exercise price for each option. The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option-pricing model. For options granted during the nine months ended September 30, 2026 and 2025, the weighted average estimated fair value using the Black-Scholes option pricing model was $5.60 and $16.20 per option, respectively.

Stock Options

Stock option activity under the Plan was as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	310,826	$49.40	5.86
Granted	165,434	9.60	9.87
Exercised	-	-	-
Forfeited / Expired	(28,397)	15.78	-
Outstanding at September 30, 2026	447,863	37.02	8.06
Exercisable at September 30, 2026	284,786	$51.42	7.40

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

The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model using the single-option award approach. The range of weighted average assumptions used to calculate the fair value of the options granted during the nine months ended September 30, 2026 were as follows:

Nine Months Ended September 30, 2026
Stock price	$3.15 - $13.40
Expected term (years)	3.65 - 6.15 years
Volatility	88.7% - 95.8%
Risk-Free Rate	3.92% - 4.63%

Stock compensation expense related to the common stock options outstanding was $22,650 and $45,359 for the three months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Stock compensation expense related to the common stock options outstanding was $0.5 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Total unrecognized expense related to unvested options outstanding as of September 30, 2026 was $1.1 million, which will be recognized over a weighted average period of 1.35 years.

Restricted Stock Units

RSU activity under the Plan was as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	30,000	$32.00
Granted	-	-
Vested	(30,000)	32.00
Forfeited	-	-
Unvested at September 30, 2026	-	$-

Stock compensation expense related to the RSUs for the three month periods ended September 30, 2026 and 2025 was approximately nil and $0.3 million, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Stock compensation expense related to the RSUs for the nine months ended September 30, 2026 and 2025 was approximately $0.5 and $0.6 million, respectively, which is included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

There is no unrecognized expense related to unvested RSUs as of September 30, 2026.

10 - WARRANTS

Public Warrants

As part of Plum’s initial public offering (“IPO”), Plum issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the common stock at an exercise price of $230.00 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Plum completed the private sale of warrants (the “SPAC Private Placement Warrants” and together with the Public Warrants, the “SPAC Warrants”) where each Private Placement Warrant allows the holder to purchase one share of the common stock at $230.00 per share. At December 31, 2025, there were 319,216 Public Warrants and 262,811 SPAC Private Placement Warrants outstanding.

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

Redemption of SPAC Warrants When the Price per Share of Common Stock Equals or Exceeds $360.00

Once the SPAC Warrants become exercisable, the Company may redeem the outstanding Warrants (except with respect to the SPAC Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.20 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of our common stock equals or exceeds $360.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of SPAC Warrants When the Price per Share of Common Stock Equals or Exceeds $200.00

Once the SPAC Warrants become exercisable, the Company may redeem the outstanding SPAC Warrants:

●	in whole and not in part;

●	at $2.00 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” (as defined above) of our common stock;

●	if, and only if, the closing price of our common stock equals or exceeds $200.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of our common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $360.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the SPAC Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Private Veea Warrants

Upon the Closing of the Business Combination, the NLabs Legacy Warrants were exercised in whole, on a net basis, for 194,000 shares of common stock of Private Veea at a conversion price of $0.20 per share for an aggregate purchase price of $38,800. A total of 1,090 shares of common stock were surrendered in payment of the purchase price.

In connection with the Business Combination, Private Veea’s outstanding equity-classified Preferred stock warrants were exchanged for common stock warrants of the Company (the “Assumed Warrants”) to purchase a number of shares of common stock, after adjustment for anti-dilutive shares, equal to the product of (i) the number of shares of Private Veea’s common stock subject to such Preferred Stock warrant immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of such Preferred Stock warrant immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. On November 6, 2024, the warrant holder exercised warrants to purchase 3,983 shares of common stock at an exercise price of $1.00 per share for an aggregate purchase price of $3,983. The outstanding Assumed Warrants are exercisable at the option of the holder until September 28, 2028, for an exercise price of $203.80 per share. As of September 30, 2026 and December 31, 2025, there were 7,965 Assumed Warrants outstanding.

2025 Investor Warrants

In connection with the August 2025 Public Offering, the Company issued the warrants to purchase up to 459,455 shares of common stock investors (the “2025 Investor Warrants”), including related parties. Each 2025 Investor Warrant entitles the holder to purchase one share of the common stock at an exercise price of $22.00. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders. No fractional shares of common stock will be issued in connection with the exercise of the warrant. In lieu of fractional shares, the Company will pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price. The 2025 Investor Warrants will expire five years from their issuance date. The 2025 Investor Warrants have not been listed on Nasdaq or any other national securities exchange or other nationally recognized trading system.

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

The Company recognized the 2025 Investor Warrants as liability-classified at fair value as of the closing date, with an offsetting entry to additional paid-in capital and adjusts the carrying value to fair value through other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting period until they are exercised. As of September 30, 2026 and December 31, 2025, the 2025 Investor Warrants are presented within warrant liability on the unaudited condensed consolidated balance sheet.

11 - RELATED PARTY TRANSACTIONS

Lease Agreements

On March 1, 2014, Private Veea entered into a sublease agreement with NLabs Inc., an affiliate of the Company’s CEO that held approximately 35% of the Company’s outstanding capital stock at December 31, 2025, for office space for an initial term of five years. In 2018, Private Veea renewed the sublease for an additional five-year term, with all other terms and conditions of the sublease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $0.1 million for each of the three and nine months ended September 30, 2026 and 2025, which was classified as general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s unaudited condensed consolidated balance sheets was $1,958,400 as of December 31, 2025. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,000,000, was converted into shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.0001 per share. As of September 30, 2026, accrued rent was $0.1 million and is included in Related party liabilities on the accompanying unaudited condensed consolidated balance sheet.

In April 2017, Private Veea entered into a lease agreement with 83rd Street LLC (“83rd Street”) to lease office space for an initial term of two years. The sole member of 83rd Street is the Salmasi 2004 Trust. At September 30, 2026, the Salmasi 2004 Trust held approximately 6% of Veea’s outstanding capital stock. Veea’s CEO is the grantor of the Salmasi 2004 Trust. In 2018, Private Veea renewed the lease for an additional five-year term, with all other terms and conditions of the lease remaining the same. The renewal term expired February 28, 2024, and was subsequently extended to December 31, 2026. Rent for the office space is accrued and not paid in cash. The Company recognized rent expense of approximately $0.1 million for each of the three months ended September 30, 2026 and 2025. The Company recognized rent expense of $0.4 million and $0.2 million nine months ended September 30, 2026 and 2025, respectively, which is classified as general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Accrued and unpaid rent expense included in the Company’s unaudited condensed consolidated balance sheets was $2,232,000 as of December 31, 2025. On March 30, 2026 the outstanding accrued rent through such date in the total amount of $2,323,600, was converted into shares of Series A Convertible Preferred stock. As of September 30, 2026, accrued rent was $0.2 million and is included in Related party liabilities on the accompanying unaudited condensed consolidated balance sheet.

Related Party Debt

At the Closing of the Business Combination, outstanding promissory notes evidencing loans made by NLabs to through the Closing (the “Related Party Notes”) in the aggregate amount, including accrued interest, of $15,739,897, were converted into shares of common stock at a price of $100.00 per share, which shares were not considered Existing Veea Shares and were in addition to the shares of common stock issued to holders of Existing Veea Shares.

During the year ended December 31, 2025, NLabs made loans to the Company in the aggregate principal amount of $5,511,000. Interest on the loans accrued at a rate of 10% per annum, calculated on the basis of a 365-day year. The Company satisfied the payment of a portion of the outstanding NLabs 2025 Notes, plus accrued interest, totaling an aggregate amount of $3,239,096, with the issuance of 161,955 shares of common stock with accompanying common warrants issued in the August 2025 Public Offering, based on the offering price of $20.00 per share.

From October 2025 through March 2026, NLabs made additional loans to the Company in the aggregate principal amount of $18,185,000 (collectively, the “NLabs Notes”) evidenced by certain promissory notes. Interest on the promissory notes accrue at a rate of 10% per annum, calculated on the basis of a 365-day year. Principal and accrued interest is payable upon the earlier of on demand and March 31, 2026. On March 30, 2026, $16,876,400 of the outstanding NLabs Notes, together with accrued interest of $406,057, were converted into 168,764 shares of the Company’s newly designated Series A Preferred Stock. In connection with the conversion transaction, the remaining outstanding NLabs Note were amended to adjust the face amount of each such note to give effect to an additional discount of 13.04% and (ii) provide for the issuance of warrants to purchase 1,677,574 shares of common stock at an exercise price of $10.06 per share.

Further, on March 30, 2026, the Company entered into separate conversion agreements with each of NLabs and 83rd Street pursuant to which $2,000,000 of the accrued rent owed to it in respect of the 164 East 83rd Street office lease into 20,000 shares of Series A Preferred and 83rd Street agreed to convert $2,323,600 of the accrued rent owed to it in respect of the 166 East 83rd Street office lease into 23,236 shares of Series A Convertible Preferred Stock., par value $0.0001 per share, of the Company (the “Series A Preferred Stock”) at an initial stated value of $100.00 per share. Each share of Series A Preferred Stock is convertible into 9.94 shares of common stock, and the shares of Series A Preferred Stock issued pursuant to the Note Conversion Agreement are convertible into up to 666,598 shares of common stock. Under the terms of the conversion agreements, NLabs and 83rd Street are each entitled to certain registration rights with respect to the shares of common stock issuable upon conversion of the Series A Preferred Stock.

In connection with the issuance of the shares of Series A Preferred Stock, on March 30, 2026, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware to designate Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is entitled to vote on an as converted basis along with the common stock, and holders of Series A Preferred Stock are entitled to receive dividends that are economically equivalent to any dividends declared with respect to the common stock. Each share of Series A Preferred Stock is convertible into common stock at the option of NLabs pursuant to the Series A Certificate of Designation.

Further, on June 25, 2026, the Company entered into a Note Conversion Agreement (the “Note Conversion Agreement”) with NLabs, pursuant to which the principal and accrued interest under certain promissory notes evidencing loans made by NLabs to the Company having an aggregate of $4,132,910 in principal and accrued interest were exchanged into (i) 41,329 shares of Series A-1 Preferred Stock, par value $0.0001 per share, of the Company (the “Series A-1 Preferred Stock”) at an initial stated value of $100.00 per share, and common warrants to purchase up to 666,598 shares of the common stock at an exercise price of $6.20 per share, which common warrants are first exercisable on January 1, 2027, and may be exercised until June 25, 2031. Each share of Series A-1 Preferred Stock is convertible into 16 shares of common stock, and the shares of Series A-1 Preferred Stock issued pursuant to the Note Conversion Agreement are convertible into up to 666,598 shares of common stock.

On November 9, 2026, NLabs made unsecured loans to the Company in the principal amounts of $400,000 and $200,000, evidenced by Demand Promissory Notes (the “November 2026 NLabs Notes”). Interest on the November 2026 NLabs Notes accrues and is payable at maturity at an annual rate equal to 10%, calculated on the basis of a 365-day year and the actual days elapsed. The November 2026 NLabs Notes and accrued interest thereon are payable upon the earlier of December 31, 2026 and demand by NLabs. The Company may prepay the notes, in whole or in part, without penalty at any time. The proceeds of the notes will be used for working capital purposes.

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

In connection with the issuance of the shares of Series A-1 Preferred Stock, on June 25, 2026, the Company filed a Certificate of Designation of Series A-1 Convertible Preferred Stock (the “Series A-1 Certificate of Designation”) with the Secretary of State of the State of Delaware to designate Series A-1 Convertible Preferred Stock. Each share of Series A-1 Preferred Stock is entitled to vote on an as converted basis along with the common stock, and holders of Series A-1 Preferred Stock are entitled to receive dividends that are economically equivalent to any dividends declared with respect to the common stock. Each share of Series A-1 Preferred Stock is convertible into common stock at the option of NLabs pursuant to the Series A-1 Certificate of Designation.

During the three months ended September 30, 2026, the Company entered into additional unsecured demand promissory notes with NLabs Inc., a related party, as part of a broader series of related-party financing arrangements entered into during 2026. As of September 30, 2026, the aggregate outstanding principal balance of these notes was approximately $3.4 million, excluding accrued interest. The notes bear interest at a simple annual rate of 10%, calculated on the basis of a 365-day year and actual days elapsed, are unsecured, payable on demand by the holder and, absent demand, mature on December 31, 2026. The notes may be prepaid by the Company at any time without penalty and do not contain conversion features, warrant coverage or other rights to acquire the Company’s equity securities.

12 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments with Contract Manufacturers and Suppliers

As of September 30, 2026, the Company had no unconditional purchase obligations for the purchase of goods or services from suppliers and contract manufacturers. Unconditional purchase obligations are obligations that are enforceable and legally binding on the Company and specify all significant terms, including quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

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

Other Commitments

In connection with the Business Combination, the Company agreed to pay certain legal expenses contingent upon the Closing of the Business Combination, certain of which expenses were mutually agreed to be deferred to periods after the Closing. As of both September 30, 2026 and December 31, 2025, the amount of the deferred fees totaled approximately $2.3 million, recorded in deferred payables, current in the unaudited condensed consolidated balance sheet.

13 - FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents fair value information as of September 30, 2026 and December 31, 2025 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. During the three and nine months ended September 30, 2026 and 2025, there were no transfers amongst level 1, 2, and 3.

September 30, 2026	Total	Level 1	Level 2		Level 3
SPAC Private Placement Warrant liability	$3,495	-		$3,495	$-
2025 Investor Warrant liability	417,700	-		-	417,700
Earn-out share liability	346,200	-		-	346,200
Total liabilities	$767,395	-		$3,495	$763,900

Investments	$253,984		$		$253,984
Total assets	$253,984		$		$253,984

December 31, 2025	Total	Level 1	Level 2	Level 3
SPAC Private Placement Warrant liability	$419,446	-	$419,446	$
2025 Investor Warrant liability	3,191,215	-	-		3,191,215
Convertible note option liability	-	-	-		-
Earn-out share liability	2,543,600	-	-		2,543,600
Total	$6,154,261	-	$419,446		$5,734,815

The Company did not record any changes in the fair value of its investments recorded at fair value during the nine months ended September 30, 2026 (see Note 7).

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

The 2025 Investor Warrant liability was classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The key inputs into the option pricing model were as follows at August 14, 2025 initial value, and at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Stock Price	$2.17	$12.80
Expected term (years)	3.87	4.6
Volatility	115.4%	81.9%
Risk-Free Rate	5.04%	3.70%

The following table presents the changes in fair value of the 2025 Investor Warrant liability for the nine months ended September 30, 2026:

Balance, beginning of period, December 31, 2025	$3,191,215
Change in fair value	(2,773,515)
Balance, end of period, September 30, 2026	$417,700

Earn-out Share Liability

Following the Closing of the Business Combination, holders of certain capital stock of Private Veea immediately prior to the closing have the contingent right to receive up to 225,000 additional shares of common stock if certain trading-price based milestones of the common stock are achieved or a change of control transaction occurs during the ten-year period following the Closing. The Company’s obligation to issue the earn out shares is recorded as a contingent liability (the “Earn-out Share Liability”) in the Company’s financial statements. The initial value of the contingent Earn-out Share Liability of $53.6 million was recorded as a transaction cost within operating expenses. The fair value of the Earn-out Share Liability was estimated using a Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility, the price of the common stock, and current interest rates. The key inputs for the Earn-out Share Liability were as follows:

	September 30,	December 31,
	2026	2025
Stock Price	$2.17	$12.80
Expected term (years)	8.00	8.80
Volatility	100.5%	81.67%
Risk-Free Rate	5.22%	4.08%

The following table presents the changes in fair value of the Earn-Out Share Liability for the nine months ended September 30, 2026:

Balance, beginning of period, December 31, 2025	$2,543,600
Change in fair value	(2,197,400)
Balance, end of period, September 30, 2026	$346,200

14 - EARNINGS PER SHARE

The computation of basic and dilutive net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Numerator:
Net income (loss) attributable to common shareholders	$(3,659,587)	$1,375,294	$(12,358,543)	$(1,736,512)
Denominator:
Weighted-average common shares outstanding	2,981,011	2,282,245	2,703,046	2,016,265
Net income (loss) per share – basic:	$(1.16)	$0.60	$(4.47)	$(0.86)
Diluted:
Numerator:
Net income (loss) attributable to common and common equivalent shareholders	(3,659,587)	1,375,294	(12,358,543)	(1,736,512)
Denominator:
Weighted-average common stock outstanding	3,168,308	2,282,245	2,766,165	2,016,265
Stock options, RSUs, warrants, Earn-Out Liability, and convertible notes outstanding to purchase shares of common stock	-	1,274	-	-
Total common and common equivalent shares outstanding	3,168,308	2,283,520	2,766,165	2,016,265
Net income (loss) per share – diluted:	$(1.16)	$0.60	$(4.47)	$(0.86)

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted for the periods presented because including them would have been anti-dilutive consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options outstanding to purchase shares of common stock and RSUs	415,577	222,684	395,249	214,974
Public Warrants	319,216	319,216	319,216	319,216
SPAC Private Placement Warrants	262,811	262,811	262,811	262,811
Private Veea Warrants	7,965	7,965	7,965	7,965
2025 Investor Warrants	459,305	234,721	459,305	79,100
Convertible Notes	282,729	11,667	280,943	6,964
White Lion Warrants	130,103	-	105,646	-
NLabs Warrants	2,344,173	-	1,379,813	-

The weighted average potential shares of common stock that were excluded from the calculation of net loss per share-diluted because the performance or market conditions associated with these awards were not met are as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earn-Out Liability	225,000	225,000	225,000	225,000

15 - EMPLOYEE 401(k) PLAN

The Company sponsors a 401(k) plan (the “Plan”) to provide retirement benefits for its employees.

As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 4% of eligible earnings that are contributed by employees. All matching contributions vest immediately. The Company’s matching contributions to the Plan for the nine months ended September 30, 2026 and 2025, totaled $111,513 and $73,899, respectively. A total of approximately $224,258 and $270,781 is reflected in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively, for matching contributions accrued but not yet paid.

16 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2026, the date of these financial statements, through the date on which the financial statements were issued (the “Issuance Date”), for events requiring recording or disclosure in the financial statements as of and for the nine months ended September 30, 2026. The Company concluded that no events have occurred that would require recognition or disclosure in the financial statements, except as described below:

On October 26, 2026, the Company entered into a settlement agreement with a vendor relating to outstanding fees incurred in prior periods. As of the execution date of the settlement agreement, the outstanding balance claimed by the vendor was approximately $1.3 million, excluding interest, attorneys’ fees and costs. Pursuant to the settlement agreement, the Company agreed to pay an aggregate settlement amount of $600,000 in installments beginning on November 30, 2026 and ending on October 31, 2027. Upon payment in full of the settlement amount and satisfaction of the terms of the agreement, the vendor will have no further claims against the Company related to the underlying matter. If the Company fails to make any required payment under the agreement and does not cure such failure within the applicable cure period, the Company may become liable for the unpaid portion of the original past due balance, reduced by any amounts previously paid pursuant to the settlement agreement. While the Company remains current on its payment obligations under the agreement, the vendor has agreed not to pursue collection actions relating to the underlying obligation.

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

Veea has developed several generations of highly integrated all-in-one devices that incorporate a Linux server, with a virtualized software environment, supporting our patented secured docker containers, together with a Wi-Fi Access Point (AP) with a mesh router, a firewall, an IoT gateway, NVMe data storage and 4G/5G modules, referred to as the “VeeaHub” product. With an extensive patent portfolio of 121 granted patents and 18 pending patent applications that cover 26 patent families, our end-to-end Hybrid Edge-Cloud Computing platform represents a new product category that has the potential for wide scale customer adoption in large segments of consumer and enterprise markets.

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

Recent Developments

Executive Management Changes

Departure of Randal Stephenson as the Company’s Chief Financial Officer

On July 30, 2026, the Board of Directors approved the termination of Randal Stephenson’s positions as Chief Financial Officer and Senior Vice President of the Company and the termination of his employment, without cause, effective as of July 31, 2026.

Appointment of Greg Deisher as the Company’s Acting Chief Financial Officer

On July 30, 2026, the Board approved the appointment of Greg Deisher, then the Chief Operating Officer and Executive Vice President of the Company, to replace Mr. Stephenson as the Company’s Chief Financial Officer, effective as of July 31, 2026, and Mr. Deisher has served as the Acting Chief Financial Officer of the Company since that date. Mr. Deisher continues to serve as Chief Operating Officer and an Executive Vice President of the Company.

On October 8, 2026, Helder F. Antunes resigned from the Company’s Board of Directors as part of the Board’s initiative to streamline its composition as the Company continues to advance its growth strategy. Mr. Antunes continues to serve as the Company’s Executive Vice President and Chief Revenue Officer.

ATM Agreement

On August 13, 2026, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC as agent (the “Sales Agent”) pursuant to which the Company may issue and sell shares of its common stock, from time to time through or to the Sales Agent, as agent or principal (the “Offering”). On August 13, 2026, the Company also filed a prospectus supplement with the SEC covering the sale of shares of common stock having an aggregate offering price of up to $4,353,000 (the “Placement Shares”), in connection with the Offering (the “Prospectus Supplement”), along with the base prospectus (hereafter referred to collectively with the Prospectus Supplement as the “Prospectus”), under its existing Registration Statement on Form S-3 (File No. 333-297083), which became effective on July 1, 2026.

The ATM Agreement provides that the Sales Agent will be entitled to aggregate compensation for its services equal to 3.0% of the gross proceeds from each sale of Placement Shares sold through the Sales Agent under the ATM Agreement. The Company has no obligation to sell any Placement Shares under the ATM Agreement. The Company has agreed in the ATM Agreement to provide indemnification and contribution to the Sales Agent against certain liabilities, including liabilities under the Securities Act. As of November 5, 2026, the Company has received an aggregate proceeds of approximately $1.2 million through selling and issuing 270,852 shares of common stock under the ATM Agreement.

NovaGen Group B.V.

On September 14, 2026, the Company announced that it had entered into a non-binding term sheet with NovaGen Group B.V. regarding a potential business combination, and that GeoNova Capital had entered into a non-binding term sheet with respect to a potential investment in the combined company. The parties are continuing negotiations; however, as of the date of this report, no definitive agreement has been executed. The proposed transaction remains subject to negotiation and execution of definitive documentation. There can be no assurance that a definitive agreement will be entered into or that any transaction will be completed on the terms previously announced or at all.

November 2026 NLabs Notes

On November 9, 2026, NLabs made unsecured loans to the Company in the principal amounts of $400,000 and $200,000, evidenced by Demand Promissory Notes (the “November 2026 NLabs Notes”). Interest on the November 2026 NLabs Notes accrues and is payable at maturity at an annual rate equal to 10%, calculated on the basis of a 365-day year and the actual days elapsed. The November 2026 NLabs Notes and accrued interest thereon are payable upon the earlier of December 31, 2026 and demand by NLabs. The Company may prepay the notes, in whole or in part, without penalty at any time. The proceeds of the notes will be used for working capital purposes.

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

For the three and nine months ended September 30, 2026 compared to three and nine months ended September 30, 2025

The following table sets forth Veea’s unaudited condensed consolidated statements of operations data for the three and nine months ended September 30, 2026 and 2025, respectively. Veea has prepared the three month data on a consistent basis with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, included in the 2025 10-K, other than the retroactive application of the reverse stock split on share and per share amounts. In the opinion of Veea’s management, the unaudited three month financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	Three Months Ended September 30,
	2026	2025	Change $	Change %
Sales, net	$72,135	$144,926	$(72,791)	-50%
Cost of goods sold	12,000	53,006	(41,006)	-77%
Gross profit	60,135	91,920

Operating expenses:
Product development	418,165	-	418,165	100%
Sales and marketing	204,509	15,555	188,954	1215%
General and administrative, net	3,220,467	4,522,588	(1,302,121)	-29%
Transaction cost	25,000	-	25,000	100%
Depreciation and amortization	208,620	216,436	(7,816)	-4%
Total operating expenses	4,076,761	4,754,579
Loss from operations	(4,016,626)	(4,662,659)

Other income (expenses):
Other income, net	-	879	(879)	-100%
UK R&D tax credit	-	1,223,328	(1,223,328)	-100%
Change in fair value of convertible note option liability	-	270	(270)	-100%
Change in fair value of warrant liability	821,318	555,498	265,820	48%
Change in fair value of Earn-out share liability	297,000	4,720,000	(4,423,000)	-94%
Other expense	(91,878)	(19,155)	(72,723)	380%
Interest expense	(669,401)	(442,867)	(226,534)	51%
Total other income (expense)	357,039	6,037,953

Net income (loss)	$(3,659,587)	$1,375,294	$(5,034,881)	-366%

	Nine Months Ended September 30,
	2026	2025	Change $	Change %
Sales, net	$428,773	$232,094	$196,679	85%
Cost of goods sold	73,505	58,156	15,349	26%
Gross profit	355,268	173,938

Operating expenses:
Product development	660,985	164,878	496,107	301%
Sales and marketing	394,577	364,856	29,721	8%
General and administrative, net	14,771,974	14,531,883	240,091	2%
Transaction cost	98,024	25,000	73,024	292%
Depreciation and amortization	621,435	421,096	200,339	48%
Total operating expenses	16,546,994	15,507,713
Loss from operations	(16,191,726)	(15,333,775)

Other income (expenses):
Other income, net	777,791	2,112	775,679	36727%
UK R&D tax credit	-	1,223,328	(1,223,328)	-100%
Change in fair value of convertible note option liability	-	60,000	(60,000)	-100%
Change in fair value of warrant liability	3,205,566	660,622	2,544,944	385%
Change in fair value of Earn-out share liability	2,197,400	13,520,000	(11,322,600)	-84%
Other expense	(257,172)	(46,351)	(210,821)	455%
Interest expense	(2,090,401)	(1,822,448)	(267,953)	15%
Total other income (expense)	3,833,184	13,597,263

Net income (loss)	$(12,358,543)	$(1,736,512)	$(10,622,031)	612%

Revenue, net

The Company generated revenue of approximately $0.1 million and approximately $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company generated revenue of approximately $0.4 million and approximately $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue has been principally earned from paid pilots for our VeeaHub® devices.

Our focus over the past several years has been on field testing and refining our product to meet customer needs as well as market developments. As a result of these efforts, we expect revenue to grow over the next several quarters through the sales of our hardware, licenses and subscriptions. We are especially focused in five principal market opportunities: 1) Digital Equity and Inclusion, 2) Digital Healthcare and Life Sciences, 3) Energy and Sustainability solutions for Smart Buildings and Climate Smart Agriculture, 4) Convergence of Fixed, Wireless, and 5G Networks, and 5) Smart Retail and Smart Warehouses.

Cost of Goods Sold

Cost of goods sold remained materially consistent for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. Given the lack of material revenues, management would not expect a significant fluctuation in cost of goods sold.

Product Development Expense

Product development expense increased approximately $0.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased approximately $0.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 The increase in product development expenses was due to increased internal development costs during the period.

Sales and Marketing Expense

Sales and marketing expense increased approximately $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Sales and marketing expense remained materially consistent for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

General and Administrative Expense

General and administrative expense decreased approximately $1.3 million from approximately $4.5 million for the three months ended September 30, 2025 to approximately $3.2 million for the three months ended September 30, 2026. General and administrative expense were consistent for the nine months ended September 30, 2026 and 2025. The decrease is primarily due to reductions in personnel-related costs, including salaries and wages, payroll taxes, employee benefits, and stock-based compensation. In addition, the Company realized lower operating costs as a result of vendor contract renegotiations and other cost reduction initiatives implemented during the third quarter of 2026.

Transaction costs

Transaction costs were immaterial for the three and nine months ended September 30, 2026 and 2025.

Depreciation and Amortization

Depreciation and amortization remained materially consistent for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Depreciation and amortization increased approximately $0.2 million from approximately $0.4 million for the nine months ended September 30, 2025 to approximately $0.6 million for the nine months ended September 30, 2026. This increase is due to additional amortization for the technology assets acquired from Crowdkeep, Inc. in May 2025.

Other income, net

Other income, net was immaterial for each of the three months ended September 30, 2026 and 2025. Other income, net increased approximately $0.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase is primarily due to the settlement of a vendor payable, resulting in a gain on the extinguishment of the liability.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities is comprised of the fair value adjustments to the convertible note option liability, SPAC Private Placement Warrants, the Earn-Out Share Liability, and the 2025 Investors Warrants at balance sheet date. The change in the fair value of conversion note option liability for the nine months ended September 30, 2026, was determined using a Black-Scholes option pricing model, which yielded no change to the liability. The change in the fair value of the SPAC Private Placement Warrants and 2025 Investor Warrants was determined based on the trading value of the public warrants and the Black-Scholes option pricing model, respectively. The change in the fair value of the SPAC Private Placement Warrants and 2025 Investor Warrants yielded a gain of approximately $0.8 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. The change in the fair value of the SPAC Private Placement Warrants and 2025 Investor Warrants yielded a gain of approximately $3.2 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The gain on the change in the fair value of the Earn-Out Share Liability of approximately $0.3 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $13.5 million for the nine months ended September 30, 2026 and 2025, respectively, was determined using a Monte Carlo simulation of 100,000 simulations. A significant driver of the changes in fair value was due to the decline in the Company’s stock price.

Other expense

Other expenses relate to immaterial non-operating expenses incurred during the period. These amounts were immaterial for the three and nine months ended September 30, 2026 and 2025.

Interest expense

Interest expense increased approximately $0.2 million from approximately $0.4 million for the three months ended September 30, 2025 to approximately $0.6 million for the three months ended September 30, 2026. Interest expense increased approximately $0.3 million from approximately $1.8 million for the nine months ended September 30, 2025 to approximately $2.1 million for the nine months ended September 30, 2026. The increase during the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 is due to draws on the credit facility of Pasadena Private Lending Inc. during the nine month period ended September 30, 2026.

Liquidity and Capital Resources

In response to deficiency notices received from Nasdaq on September 29, 2025, and to regain compliance with Nasdaq’s requirements for continued listing, the Company transferred the listing of its common stock and publicly traded warrants to the Nasdaq Capital Market, effective at the opening of business on April 9, 2026. Further, the Company implemented a 1-for-20 reverse stock split, effective August 28, 2026 (further discussed below). Based on these actions, Nasdaq determined that the Company had regained compliance with the applicable listing standards.

On June 2, 2026, the Company notified Nasdaq that it no longer met the majority independent directors due to the unexpected passing of Douglas Maine. On June 3, 2026, Nasdaq notified the Company that it was not in compliance with certain Nasdaq corporate governance requirements relating to board independence, audit committee composition and compensation committee composition. The Company subsequently implemented governance changes and appointed additional independent directors to its board committees in order to satisfy the applicable requirements. Based on these actions, Nasdaq determined that the Company had regained compliance with the applicable listing standards. On October 9, 2026, Nasdaq notified the Company that the matter had been resolved and closed.

During the three and nine months ended September 30, 2026 the Company incurred a net loss of approximately $3.7 million and $12.4 million, respectively, and had an accumulated deficit of $236.8 million as of September 30, 2026. Since its inception, it has incurred significant operating losses and negative cash flows. As of September 30, 2026, it had cash of approximately $1.6 million and outstanding debt of $17.1 million, of which $1.0 million was outstanding under the Crowdkeep Convertible Notes (as defined in Note 6), $1.8 million was outstanding under a note payable with an inventory vendor, $10.6 million was outstanding under the PPL Loan (as defined in Note 6), $3.4 million was outstanding under a note payable with a related party (as defined in Note 11) and $0.3 million was outstanding under the White Lion Convertible Note (as defined in Note 6).

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

The following table presents cash flows for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(15,097,852)	$(11,514,722)
Investing activities	(459,791)	(224,949)
Financing activities	17,005,007	11,141,535
Effect of exchange rate changes on cash and cash equivalents	4,365	(16,346)
Net increase (decrease) in cash and cash equivalents	$1,451,729	$(614,482)

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ADJUSTED EBITDA
Net loss	$(3,659,587)	$1,375,294	$(12,358,543)	$(1,736,512)
Adjustments:
Interest expense	669,401	442,867	2,090,401	1,822,448
Depreciation and amortization	208,620	216,436	621,435	421,096
EBITDA	(2,781,566)	2,034,597	(9,646,707)	507,032
Other income, net	-	(879)	(777,791)	(2,112)
Other expense	91,878	19,155	257,172	46,351
Change in fair value of convertible note option liability	-	(270)	-	(60,000)
Change in fair value of warrant liability	(821,318)	(555,498)	(3,205,566)	(660,622)
Change in fair value of Earn-out share liability	(297,000)	(4,720,000)	(2,197,400)	(13,520,000)
Transaction costs	25,000	-	98,024	25,000
Stock-based compensation	22,650	319,211	1,090,483	759,123
ADJUSTED EBITDA	$(3,760,356)	$(2,903,684)	$(14,381,784)	$(12,905,228)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K (Items 1.01 and 2.03)

On November 9, 2026, NLabs Inc., a Delaware corporation (“NLabs”), made unsecured loans to Veea Inc., a Delaware corporation (the “Company”), in the principal amounts of $400,000 and $200,000, evidenced by Demand Promissory Notes (the “November 2026 NLabs Notes”). NLabs is a principal stockholder of the Company and an affiliate of Allen Salmasi, the Company’s Chairman and Chief Executive Officer. Interest on the November 2026 NLabs Notes accrues and is payable at maturity at an annual rate equal to 10%, calculated on the basis of a 365-day year and the actual days elapsed. The November 2026 NLabs Notes and accrued interest thereon are payable upon the earlier of December 31, 2026 and demand by NLabs. The Company may prepay the November 2026 NLabs Notes, in whole or in part, without penalty at any time. The proceeds of the November 2026 NLabs Notes will be used for working capital purposes.

The foregoing description of the November 2026 NLabs Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the November 2026 NLabs Notes, and a copy of the form of promissory note of is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(c) Insider Trading Arrangements

Trading Plans

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Veea Inc. (incorporation by reference to Exhibit 3.1 on the Current Report on Form 8-K filed on August 26, 2026)
4.1	Form of Promissory Note (incorporation by reference to Exhibit 4.1 on the Current Report on Form 8-K filed on October 2, 2026)
10.1	Amendment, Waiver and Warrant Cancellation Agreement, dated August 10, 2026, between Veea Inc. and White Lion Capital LLC (incorporation by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on August 10, 2026)
10.2	At Market Issuance Sales Agreement, dated August 13, 2026, between Veea Inc. and Roth Capital Partners, LLC (incorporation by reference to Exhibit 10.1 on the Current Report on Form 8-K filed on August 13, 2026)
10.3	Separation Agreement, dated August 11, 2026, between Veea Inc. and Randal Stephenson (incorporation by reference to Exhibit 10.3 on the Current Report on Form 8-K/A filed on August 18, 2026)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEEA INC.

By:	/s/ Allen Salmasi
Allen Salmasi
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2026

By:	/s/ Greg Deisher
Greg D. Deisher
Chief Operating Officer, Executive VP, and acting CFO
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 10, 2026